Form 10-K
period 2007-12-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2008-03-20
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4322769
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

520 Virginia Drive Fort Washington, PA	19034
(Address of principal executive offices)	(Zip code)
(215) 540—0700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of class)
Warrants to purchase Common Stock
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934. Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $100,800,007 based on the closing price as reported on the Alternative Investment Market of the London Stock Exchange.
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at March 11, 2008
Common Stock, par value $0.0001 per share	32,542,388
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2007.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
     This Annual Report on Form 10-K contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Annual Report. Important factors that may cause actual results to differ from projections include, but are not limited to:
•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating deficits;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business

•	inability to attract or retain qualified personnel, including sales and marketing, and scientific personnel; and

•	other specific risks that may be referred to in this Annual Report, including those set forth in the “Risk Factors” section contained in Part I, Item 1A of this Annual Report.
     All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. We do not undertake any obligation to update any forward-looking statements or other information contained in this Annual Report, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Annual Report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under the “Risk Factors” section contained in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
     Information regarding market and industry statistics contained in this Annual Report are included based on information available to us that we believe is accurate. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of this data included in this Annual Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the “Risk Factors” section contained in Part I, Item 1A of this Annual Report for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

PART I
Item 1. Business
     We provide a broad range of integrated clinical development solutions and services to our bio—pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services. These services support the design, initiation and management of our clients’ clinical trials programs that are required as part of the regulatory approval process for bio—pharmaceutical products. We have performed services in connection with trials in many therapeutic areas, including cardiovascular, oncology, infectious diseases, neurology, allergy/immunology, endocrinology/metabolism, gastroenterology, obstetrics/gynecology, orthopedics, pediatrics and psychiatry. We have derived substantially all of our revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries.
Background
     ReSearch Pharmaceutical Services, Inc. (“RPS”) was incorporated in Delaware on January 30, 2006 as Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business engaged in the delivery of business services to consumers and companies in the United States. On April 24, 2006, Cross Shore consummated an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange, and on April 26, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReSearch Pharmaceutical Services, Inc. (“Old RPS”). Upon the completion of the merger with Old RPS on August 30, 2007, the combined company changed its name to ReSearch Pharmaceutical Services, Inc. Prior to the merger with Old RPS, Cross Shore had no operating business other than searching for an acquisition target.
     Old RPS was originally incorporated under the name ReSearch Pharmaceutical Search, Inc. in Pennsylvania on November 21, 1994. Old RPS changed its name to ReSearch Pharmaceutical Services, Inc. on March 10, 2003. Longxia Acquisition, Inc., a wholly owned subsidiary of Cross Shore, merged with and into Old RPS with Old RPS being the surviving corporation. Old RPS subsequently merged with and into a wholly—owned subsidiary of Cross Shore on August 30, 2007. As a result of this merger, Old RPS became a limited liability company organized under the laws of Delaware under the name ReSearch Pharmaceutical Services, LLC, and Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc. RPS is now a holding company for, and conducts all of its operations through its wholly—owned subsidiary, ReSearch Pharmaceutical Services, LLC. The stock of RPS is listed on AIM under the symbol “RPSE” and the warrants of RPS are listed on AIM under the symbol “RPSW.” The business of ReSearch Pharmaceutical Services, LLC is now the sole business of RPS. As used herein, unless the context otherwise requires or specifies, RPS, the registrant, its wholly—owned direct and indirect subsidiaries, and together with Old RPS, are referred to in this Annual Report as “we,” “us,” “our,” and “the Company.”
     RPS introduced the Pharmaceutical Resource Organization (“PRO”) model to address the challenges facing the drug development industry, which continues to grow rapidly but is facing increasing pressures to control costs and improve effectiveness. The PRO model combines the expertise of a clinical research organization (“CRO”) with the industry’s largest resourcing engines, enabling RPS to provide a unique service offering that addresses the challenges and meets the needs of the expanding, global clinical drug development market.
     Our operations are primarily based in the United States. We have expanded our international operations and the Company has wholly owned subsidiaries in Canada, Brazil, Chile, Argentina, Uruguay, Peru, Colombia and Mexico. We continue to evaluate expanding our operations into markets in Asia and Europe.
     Our senior management team is composed of highly experienced veterans of the CRO pharmaceutical, staffing and outsourcing industries. Daniel M. Perlman, our chief executive officer, has over 17 years of experience in outsourcing services to the pharmaceutical industry, and Dr. Harris Koffer, our president and chief operating officer, has over 25 years of experience in clinical drug development.

Business Overview and Business Model
     Our PRO model was launched with the introduction of a new solution structured to allow bio—pharmaceutical companies to continue to manage the strategic aspects of clinical research and development, which are their core competencies, while outsourcing the management of operations and supplying resources to trials, their “non—core” competencies. RPS’ operating model provides support to bio—pharmaceutical companies in areas of providing resources and implementation for their in—house research and development functions. The model focuses on the internal operations of its customers — and in doing so, targets the portion of Phase II (controlled clinical studies conducted to obtain some preliminary data on the effectiveness of a drug or device, usually in several hundred people) and Phase III (clinical studies used to gather additional information about effectiveness and safety of a drug or device, usually conducted in several hundred to several thousand people) research and development that is not currently outsourced to a CRO.
     Our PRO model continues to attract interest from pharmaceutical companies as demonstrated by our growth in service revenues of 42.7% for the year ended December 31, 2007 and 34.4% for the year ended December 31, 2006 over the respective comparable prior periods. We believe that our approach addresses certain shortcomings of the traditional CRO model by providing clients with more control of the strategic aspects of their studies, greater integration of in—house capabilities with outsourced resources, and reduced costs. By focusing on creating strategic relationships with our clients for their entire pipeline of drugs in development, we attempt to create effective partnerships with our clients with the goal of enhancing long—term revenue opportunities and minimizing dependence on individual trials.
     Our PRO model contrasts with that of a traditional CRO, which focuses on performing individual clinical trials on behalf of its client by duplicating the pharmaceutical company’s infrastructure — with limited interface with clients until the final deliverable is achieved. We believe that our PRO model uses the existing resources, processes and systems of our clients more effectively, while enhancing real—time communication and coordination with clients, avoiding duplicative infrastructure costs.
     We believe that our PRO model results in more collaboration between the client and RPS than the services offered by traditional CROs. In addition, we believe that our PRO model offers the following benefits to our customers:
•	Control. Our PRO model offers the savings and benefits of outsourcing while permitting the client to maintain continued control of its development portfolio. Our clients can selectively outsource only those functions required to complete their clinical studies while retaining control of their own core competencies, systems and processes. For example, with our PRO model, clients can outsource the components of their clinical studies associated with the greatest headcount, such as site monitoring and data management, while retaining their own personnel for medical and regulatory strategy and proprietary study data.
•	Integration. Our PRO model differs from the individual project model traditionally performed by CROs. Our PRO model is a collaborative, integrated approach and offers the flexibility to customize solutions based on the client’s needs. Our personnel often work at the clients’ facilities and function as part of their internal development staff, which allows the client to use the resources we provide across multiple studies, in contrast to the individual study approach used under the traditional CRO model. This provides our clients with flexibility that would not be possible in an outsourcing relationship with a CRO.
•	Core Competencies. Our PRO model gives the client dedicated use of outsourced staff with technical competency in specific therapeutics or disease states and functional expertise in specific aspects of clinical studies. This approach supplements the client’s existing capabilities because RPS’ personnel work side by side with the client’s staff, extending the breadth of skills available to the client.
•	Dedicated Resources. We build customized and dedicated clinical teams of experienced professionals to operate with the client in a seamless and integrated manner. We select and assemble our teams according to client requirements, and our teams are fully committed to a client’s needs and are not shared across multiple clients.
•	Reduced Costs. An important aspect of our PRO model is our ability to integrate with our client by using client processes, structures and standard operating procedures that are already in place. This minimizes duplication of overhead and support structures for the client, resulting in lower overall research study costs. In addition, by integrating into our client’s existing team, planning is greatly facilitated, reducing or replacing costs associated with bidding out new studies and significantly reducing the need for costly change orders.
     In summary, our PRO model is designed to increase trial control for our clients, provide better on—time delivery of programs, and meaningfully reduce the overall lifecycle costs associated with outsourcing programs. By gaining more control over the management of trials without losing the benefits of outsourcing expertise, our PRO model is designed to help our clients improve the overall productivity of their drug development initiatives.

Our PRO model has important attributes that benefit RPS as well:
•	Strategic relationships with our clients. We attempt to develop strategic relationships with our clients at senior management levels, turning visibility into additional opportunities to expand our scope of services and revenue potential with clients. Since our employees are embedded in the infrastructure of our clients, we believe that we have an opportunity to solicit new business opportunities for individual trial projects and expand into other functional areas as well as geographical expansion of programs before they reach the normal procurement process.
•	Reduced dependency on individual trials. Unlike most CROs, which are awarded individual clinical trials of a finite length (typically one to two years), we provide outsourced solutions relating to functional areas that are more permanent aspects of our client’s infrastructure, which potentially provides revenue streams that are more stable and less dependent on the new contract awards tied to individual trials.
     From 1999 to 2004, we grew our PRO model by providing a mix of staffing and recruiting services, integrated functional and cross—functional clinical development solutions as well as traditional full—service, project—based CRO services to a wide range of bio—pharmaceutical clients.
     In 2004, while continuing to provide services under our PRO model, including clinical development solutions, project—based CRO services, and staffing and recruiting services, we continued the evolution of our PRO model with the introduction of the Clinical Master Service Provider (“CMSP”) solutions. CMSP solutions are long—term, strategic relationships developed with the senior management of a client’s clinical, financial and procurement departments that generally involve a partial or full ‘carve—out’ of functional areas of the client’s development effort. CMSP solutions currently represent our fastest growing service area. CMSP revenues have grown 181.1% to $64.1 million for the year ended December 31, 2007 and 175.3% to $22.8 million for the year ended December 31, 2006 over the comparable prior periods. Payroll related and other direct costs to provide CMSP services have grown consistently with the growth in revenues, increasing 188.3% to $46.7 million for the year ended December 31, 2007 and 162.5% to $16.2 million for the year ended December 31, 2006 over the comparable prior periods. CMSP provides fully integrated resource, implementation and management services to bio—pharmaceutical customers, within and across functions in support of their full pipeline of research and development for Phase II and Phase III drug trials. The CMSP solution embeds our employees into the operations of the client — working in partnership with the management and employees of the bio—pharmaceutical company.
     Our first CMSP contract was signed in 2005, with significant build—out and expansion commencing in both North America and Latin America throughout 2006. In 2006 and 2007, we added a number of new CMSP customers, including several large and mid—sized bio—pharmaceutical companies.
     We view our operations, manage our business, and report our financial information as one operating segment, as that term is defined under generally accepted accounting principles. As such, we report our financial information, including revenues, net income or loss, and total assets, as it pertains to our entire business of clinical development services to our bio—pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services. Our financial information and financial statements are set forth in this Annual Report under the headings entitled “Selected Financial Data” contained in Part II, Item 6 and “Financial Statements and Supplementary Data” contained in Part II, Item 8.
Proprietary Technology
     Although we have has developed a number of processes that enable us to deliver services efficiently, our business is not dependent on any particular patents or other intellectual property. We have developed a proprietary database used to recruit employees for our customers. We are organized into six “niche” specialty recruiting teams: clinical research; biometrics; regulatory affairs, safety and medical writing; physicians; scientific and analytical chemistry; and health outcomes and pharmacoeconomics. Each team is staffed by a marketing recruiter, a project leader, senior recruiters, recruiters and researchers. We refer to each team as an “engine,” whose niche expertise and experience provides the ability to identify, develop and process candidates. Over the years, we have developed a database of over 100,000 clinical trial professionals. This database contains not only general contact information for candidates, but also includes specific candidate job requirements such as travel preferences and salary requirements, work history, current clinical trials experience, specialty and sub—specialty information. To ensure security of the data, our database system has both physical and application security restrictions, as well as role—based access restrictions. We are not aware of another provider of outsourcing services to the bio—pharmaceutical industry with a database comprising the depth or breadth of its staffing engines for functions tied to the drug development process.

Customers
     We provide pharmaceutical development services to, among others, the pharmaceutical and biotechnology industries. Our current customers range from the world’s largest pharmaceutical companies and biotechnology companies to small and start—up organizations. Of our top twenty customers by 2007 revenue, five are included in the ten largest pharmaceutical companies based on reported 2006 revenues and two are included in the ten largest biotechnology companies based on 2006 revenues.
     Many of our contracts with our clients are based on fixed hourly, monthly, or yearly fees per professional, plus reimbursable expenses. Some of our contracts are for a flat fee, subject to fixed inflation increases. Some of our fees are contractually capped. In some cases, our contracts contain provisions providing for increased discounts as the fees increase. In cases where the contracts are set at a fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. Contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable over the course of the study.
     Many of our contracts may be terminated by the customer either immediately or upon short notice. These contracts typically require payment to us of expenses to wind down a program and payment of our fees earned to date.
     Our revenues depend on the outsourcing trends and the research and development expenditures of the pharmaceutical and biotechnology industries. The majority of our revenues and accounts receivable are derived from pharmaceutical companies located in the United States. Our dependence on certain customers for a percentage of our revenue and our net revenue backlog are discussed in this Annual Report under the sections entitled “Risk Factors” contained in Part I, Item 1A and “Financial Statements and Supplementary Data” contained in Part II, Item 8. As discussed in more detail in those sections, a significant portion of our service revenues are represented by relatively few of our clients. The loss of these clients or the loss or reduction in scope of a single material contract or several smaller contracts with these clients could materially adversely affect our results of operations, revenues, or cash flow. Our largest client, Wyeth, accounted for approximately 23%, 15%, and 9% of service revenues during years ended December 31, 2007, 2006, and 2005, respectively. Wyeth represented approximately 27% and 26% of the accounts receivable balance at December 31, 2007 and 2006, respectively. We provide Wyeth with our CMSP solutions.
Competition
     The CRO industry has many participants ranging from hundreds of small, limited—service providers to a limited number of full service contract research organizations with global capabilities. We primarily compete against in—house departments of pharmaceutical companies, full—service and limited service contract research organizations and, to a lesser extent, selected universities and teaching hospitals.
     Our significant competitors include, among others, Covance Inc. PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC., eResearch Technology, Inc., PRA International, i3 Research, and Pharmanet Development Group Inc.
     There is competition for customers on the basis of many factors, including the following: reputation for on—time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and ability to manage large—scale clinical trials both domestically and internationally; quality of facilities; and size.
Government Regulation
     In the United States, the FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, investigational new drug applications (“IND”) for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products. Outside the United States, the European Agency for the Evaluation of Medicinal Products (EMEA) and other regulatory agencies require that test results submitted to such authorities be based on studies conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations.
     Governmental regulation directly affects our business. Increased regulation leads to more complex clinical trials and an increase in potential business for us. Conversely, a relaxation in the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceutical and biological products, could decrease the business opportunities available to us.

Changing levels of business opportunities and government regulation will result in a corresponding change in our direct and indirect costs incurred in providing services. For example, additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy procedures and requirements.
     In the United States, we must perform our clinical drug and biologic services in compliance with applicable laws, rules and regulations, including GCP regulations, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND.
     In addition, under the GCP regulations, each human clinical trial we support is subject to the oversight of an institutional review board, which is an independent committee that has the authority to review, approve, monitor, and suspend a clinical trial for which the institutional review board has responsibility. The FDA, an institutional review board, or our client may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.
     In order to comply with the GCP and other regulations, either we and/or our clients must, among other things:
•	comply with specific requirements governing the selection of qualified investigators;

•	obtain specific written commitments from the investigators;

•	obtain institutional review board approval of the clinical trial;

•	verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;

•	ensure adverse drug reactions resulting from the administration of a drug or use of a device during a clinical trial are medically evaluated and reported in a timely manner;

•	monitor the validity and accuracy of data;

•	verify drug or device accountability;

•	instruct investigators and study staff to maintain records and reports; and

•	permit appropriate governmental authorities access to data for review.
     We must also maintain reports and other related information and documents in compliance with applicable regulatory requirements for each study. These reports, other information and documents may be audited by our client, the FDA, or similar regulatory authorities.
     A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of the GCP regulations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal by the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.
     We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with the GCP regulations and associated guidelines.
     The Standards for Privacy of Individually Identifiable Health Information (“Privacy Rule”), issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, restrict the use and disclosure of certain protected health information. Under the Privacy Rule, certain entities may not use or disclose protected health information without the authorization of the individual whose information is protected, unless the use or disclosure of the information is specifically permitted by regulation or law.
     RPS is not a covered entity under the HIPAA Privacy Rule. However, in connection with our clinical development activities, we do receive protected health information from covered entities subject to HIPAA. In order for those covered entities to disclose protected health information to us, the covered entity must obtain an authorization meeting Privacy Rule requirements from the research subject, or make a disclosure under an exception to the Privacy Rule’s authorization requirement. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA, including the Privacy Rule’s authorization requirement.
Employees
     As of December 31, 2007, we had 1,250 staff in the United States and 100 staff located in Canada, Brazil, Argentina, Chile, Mexico, Colombia, and Peru.
Item 1A. Risk Factors
We depend on the bio—pharmaceutical industry for substantially all of our revenue and factors or trends affecting that industry could adversely affect our business.
     We provide services and solutions to the pharmaceutical and biotechnology industries and our revenues depend on the outsourcing trends and research and development expenditures of the pharmaceutical and biotechnology industries. Economic factors and industry trends that affect companies in those industries affect our business. In the past, mergers, product withdrawal, liability lawsuits, product failures, governmental regulations, and other factors in the pharmaceutical industry appear to have slowed decision—making by pharmaceutical companies and delayed drug development projects. The continuation of or increases in these trends could have an adverse effect on our business.
We compete with the existing in—house personnel already employed by our clients, and use of these personnel could reduce our revenues.
     The use of in—house personnel by current or potential clients to perform the functions that we perform for these clients or a reduction in research and development expenditures by pharmaceutical and biotechnology companies could have an adverse effect on our business. The increased use of in—house personnel would decrease the likelihood that we would obtain additional new contracts or extensions of existing contracts and participate in our clients’ drug development process, which could eliminate or substantially reduce our revenues.
Government regulation has and could continue to negatively impact the pharmaceutical and medical device industry.
     Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost—containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue.
Our contracts may be delayed, terminated or reduced in scope with little or no notice, which could adversely impact our profitability.
     Many of our contracts with our clients may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the client’s product to satisfy safety and/or efficacy requirements, unexpected results of the client’s product or the client’s decision to reduce its research and development activities. In addition, if we are unable to provide the sufficient number of staff required for a project, the contract may be delayed, terminated, or reduced in scope.
     In addition, for the year ended December 31, 2007, our top five clients represented approximately 52% of service revenues and our twenty top clients comprised approximately 85% of service revenues. For the year ended December 31, 2007, our largest customer, Wyeth, was responsible for 23% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly that our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of December 31, 2007 is $171.0 million, of which approximately $64.7 million is not expected to be realized in 2008.
If we are unable to reassign billable personnel from one project to another, it will be difficult for us to achieve our financial and operational goals.
     Our success depends to a significant extent upon our senior management team and its ability to reassign billable personnel from one project to another as projects are completed. The number of billable personnel who are unassigned could have an impact on our ability to meet its financial and operational goals.
The fixed price nature of some of our contracts could result in financial losses.
     Some of our contracts are structured as fixed price contracts. If we underbid our fixed price contracts or overrun the initial cost estimates, such under—bidding or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flow.
Outsourcing to the bio—pharmaceutical industry is highly competitive, and our failure to compete could harm our business.
     There is a wide range of providers of outsourcing services to the bio—pharmaceutical industry that compete with us, including small, niche providers and full—service global contract research organizations. Outsourcing service providers compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. A number of our competitors also possess substantially greater resources than we do, which may adversely affect our competitive position within the industry. Additionally, many of our current and potential clients have in—house capabilities to perform services that we also provide and may elect to perform such services themselves, which would increase competitive pressure on us, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we fail to hire, retain and integrate qualified personnel, it will be difficult to achieve our goals.
     Our success depends to a significant extent upon the efforts of our senior management team and its ability to hire qualified personnel in the regions in which it operates. There is substantial competition within the bio—pharmaceutical industry for qualified personnel, and difficulty in recruiting or retaining qualified personnel will impact our ability to meet our financial and operational goals.
Our business depends on our senior management team, and the loss of any member of the team could harm our business.
     We believe that our success will depend on the continued employment of our senior management team, which has significant experience in the administration of bio—pharmaceutical services businesses. Our future business and financial results could be adversely affected if the services of members of our senior management or other key managers cease to be available. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. If any of our key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our services. In addition, we cannot assure you that a court would enforce the non—competition provisions in employment agreements with senior management. Further, if non—competition provisions were enforced, they are limited in time and scope and we cannot assure you that the provisions are adequate in this regard to protect our business.
We may not be able to expand through acquisitions successfully.
     We evaluate from time to time acquisition opportunities globally and in the United States in order to increase market share and presence in servicing the pharmaceutical and biotechnology industry. Our ability to grow successfully through acquisitions could be affected by, among other things, the following:
•	Identification of acquisition targets. We may have difficulty identifying suitable acquisition opportunities and successfully consummating proposed transactions.
•	Competition for acquisitions. Competition in the acquisition market could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non—accretive.

•	Financing of acquisitions. We may not be able to obtain necessary financing or may need to incur significant cash expenditures to consummate desirable strategic acquisitions.
•	Expense of acquisitions. The costs and expenses of these proposed acquisitions, including integration expenses and exposure to unforeseen liabilities, could have a material adverse effect on our financial condition and results of operations and the overall effectiveness of our proposed acquisitions.
     To the extent that we are unable to successfully execute our acquisition strategy, it may have an adverse effect on our ability to expand domestically and internationally and may ultimately have a negative impact on our business and financial condition.
International operations are subject to numerous risks.
     We have international operations in Canada, South America, and Latin America, and intend to pursue the development of operations globally through acquisitions and subsequent organic growth in China, India, Europe and other markets based on client demand. Our current foreign operations and our future foreign operations are subject to risks inherent in operating in foreign countries, including government regulations, currency restrictions and fluctuations, and other restraints, burdensome taxes and political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may have a material adverse effect on our ability to operate in and contract with persons in countries which are, or become, politically, socially, or economically unstable.
     Our financial statements are denominated in U.S. dollars. As a result, factors associated with current and future international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including foreign currency translation risk related to our revenue and expenses of foreign operations being generally denominated in local currencies, and foreign currency transaction risk related to our foreign contracts that may be denominated in a currency other than the currency in which we incur expenses related to such contracts. In the future, we may seek to limit these risks through exchange rate fluctuation provisions stated in such contracts, or by hedging our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure that it will be able to favorably reduce our currency transaction risk associated with our contracts.
Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
     The bio—pharmaceutical industry generally and drug discovery and development more specifically are subject to increasingly rapid technological changes, such as in the field of genomics and proteomics. Our competitors or others might develop technologies, services or products that are more effective or more commercially attractive than our current or future technologies, services or products, or which render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.
Proposed and future legislation or regulations may increase the cost of our business or limit our service or product offerings.
     Federal, state, or local authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation by the FDA of the Drug Safety Oversight Board could change the regulatory environment for drug products including the process for FDA product approval and post—approval safety surveillance. These and other future changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy procedures and requirements.
We might lose business opportunities as a result of healthcare reform.
     Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our discovery and development customers to spend less on research and development. Similarly, pending or future healthcare reform proposals outside the U.S. could negatively impact our revenues from our international operations.
Our business and the businesses of our customers are subject to extensive regulation, and the results of operations could be harmed if regulatory standards change significantly or if we fail to maintain compliance with evolving, complex regulations.
     Laws and regulations regarding the development and approval of drug and biological products have become increasingly stringent in both the U.S. and foreign jurisdictions, resulting in a need for more complex and often larger clinical studies. Human pharmaceutical products, biological products, and medical devices are subject to rigorous regulation by the U.S. government — principally the FDA, but also the Federal Trade Commission, and other agencies — and by foreign governments if products are tested or marketed abroad. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer certain services and products. Further, a relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, such as those made by generic drug manufacturers, could decrease the business opportunities available to us.
     In addition, because we offer services relating to the conduct of clinical trials and the preparation of marketing applications, we are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of these trials. In the United States, the FDA governs these activities pursuant to the agency’s GCP regulations. A failure to maintain compliance with the GCP or other applicable regulations could lead to a variety of sanctions, including, among other things, and depending on the nature of the violation and the type of product involved, the suspension or termination of a clinical study, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications, or NDAs. In addition, we could be required to pay monetary damages to our client in the event of such failures. While we monitor clinical trials to test for compliance with applicable laws and regulations in the U.S. and foreign jurisdictions in which we operate, and have adopted standard operating procedures that are designed to satisfy regulatory requirements, our business spans multiple regulatory jurisdictions with varying, complex regulatory frameworks, and therefore we cannot assure that our systems will ensure compliance in every instance in the future. If we are forced to incur significant costs in complying with new regulations, or if we incur fines or damage to our reputation as a result of our failure to comply with such regulations, our business, results of operations and financial condition may be adversely affected.
Our clinical research services create a risk of liability and, if we were required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity, it could cause material harm to our business.
     Clinical research services by pharmaceutical companies involve the testing of new drugs, biologics, and devices on human volunteers, and, if marketing approval is received for any of their drug, biologic and device candidates, their use by patients. This testing by pharmaceutical companies creates risks of liability for personal injury, sickness or death of patients resulting from their participation in the study. These risks include, amongst other things, unforeseen adverse side effects, improper application or administration of a new drug or device, and the professional malpractice of medical care providers. Many volunteer patients already are seriously ill and are at heightened risk of future illness or death. In connection with providing contract research services, we contract, together with our clients, with physicians to serve as investigators in conducting clinical trials on human volunteers. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we or our client contract in the event of personal injury to or death of persons participating in clinical trials. We also could be held liable for errors or omissions in connection with the services we perform. While we believe our current insurance coverage is adequate, our business could be materially harmed if we were required to pay damages or bear the costs of defending any claim outside the scope of, or in excess of, the contractual indemnification provided by our agreements with our customers that is beyond the level or scope of insurance coverage in effect, or if an indemnifying party does not fulfill its indemnification obligations, or if indemnification agreements are not enforced in accordance with their terms.
Our business could be harmed if we are unable to manage growth effectively.
     We have experienced growth and believe that sustained growth places a strain on operational, human, and financial resources. To manage our growth, we must continue to improve operating and administrative systems and services and attract and retain qualified management, professional, scientific, and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success. We cannot give any assurances that we will be able to attract and retain qualified personnel. We cannot give any assurance that we will be able to enhance our current technology or obtain new technology that will enable systems to keep pace with developments and the sophisticated needs of our clients. The nature and pace of our growth introduces risks associated with quality control and client dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language and cultural barriers. It is also possible that with any future acquisitions, we will assume the liabilities and problems of the acquired entity. We anticipate additional growth in the future and may face integration and related issues. Failure to manage growth effectively could have an adverse effect on us.
Our business depends significantly on the continued effectiveness of our information technology infrastructure, and failures of such technology could harm operations.
     To remain competitive, we must employ information technologies that capture, manage, and analyze the large streams of data generated during clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, our system is vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures, computer related hardware and software failures and disruptions and other unexpected events, as well as to break—ins, sabotage, or intentional acts of vandalism. Given the extensive reliance of our business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by backup measures could harm our business and operations.
Our ability to provide personnel depends significantly on its proprietary database, and loss or damage to this database would harm our business.
     Our database of clinical trial professionals and pharmaceutical company profiles is a key element in our ability to compete with other providers of outsourcing services to the bio—pharmaceutical industry. The loss, damage, or misappropriation of our database could result in our inability to meet our contractual obligations with our customers, a loss of a competitive edge with other outsourcing service providers, a loss of potential growth opportunities, and may have a material adverse effect on our business, results of operations, financial conditions, and cash flow.
Our operations may be affected by the occurrence of a natural disaster, communications technology disruption, or other catastrophic event.
     Natural disasters or other catastrophic events, including terrorist attacks, pandemic flu, hurricanes, floods and ice storms, could disrupt our operations or those of our clients, partners or suppliers which could also affect us. Loss of communication services, such as telephone, e—mail, or internet service could disrupt our ability to communicate with our clients and recruit clinical trial professionals. A malfunction or an attack on our website or internet infrastructure could disrupt our internet communications abilities. While we carry business interruption insurance policies that we believe to be adequate, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which the policies do not provide coverage. Any natural disaster or catastrophic event affecting us, our clients, partners, or suppliers could have a significant negative impact on our operations and financial performance.
We may face significant employment liability risk.
     We employ and place people in the workplaces of our clients. An inherent risk of such activity includes possible claims of errors and omissions, misuse or misappropriation of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, loss of client relationships and business, injunctive relief, payment of monetary damages or fines or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment—related risks not covered by insurance, such as wage and hour laws and employment and withholding tax responsibilities.
Significant increases in payroll—related costs could adversely affect our business.

     We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll—related costs, or the imposition of additional or new payroll related costs, likely would have a material adverse effect upon profitability. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.
We are a holding company and derive substantially all of our cash flow from our subsidiaries.
     We rely upon revenues and distributions from our subsidiaries to generate the funds necessary to meet our obligations. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient funds in such subsidiaries and applicable state laws. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and our creditors and shareholders. In addition, we have pledged the ownership interests in ReSearch Pharmaceutical Services, LLC to the bank extending us a line of credit as security for that line of credit, and therefore, if we are in default of any of the provisions of our agreement for the line of credit, our bank could foreclose on the pledged ownership interests of ReSearch Pharmaceutical Services, LLC. If the bank were to foreclose on the pledged ownership interests, we would no longer be entitled to receive revenues or distributions from our U.S. operating subsidiaries, which would have a material adverse effect on our business, results of operations, financial conditions, and cash flow.
Our stock price may be volatile, and could negatively impact the investment of our stockholders.
     The trading price of our stock may be volatile. The market price of our stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about our performance, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, and other factors, many of which are beyond our control.
An active trading market for our common stock may not develop in the United States, and our stockholders may not be able to resell their stock at or above the current price.
     There is currently no public market for shares of our common stock in the United States. Our common stock and warrants have been listed on AIM, under the symbol RPSE and RPSW, respectively, since August 31, 2007, and the common stock and warrants of Cross Shore were listed on AIM since April 24, 2006. However, there is currently a limited trading volume in our common stock on the AIM market, which limits the liquidity of our common stock on that market. We cannot predict when or whether investor interest in our common stock on the AIM market might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.
The market for our stock may be, or become, relatively illiquid.
     Although our common stock and certain warrants are traded on AIM, and are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this should not be taken as an implication that there will be a liquid market in the stock. In addition, we cannot assure investors that we will always retain a listing on AIM or remain registered under the Exchange Act. We may apply to list our stock on an exchange in the United States, and if we decide to list our stock on both AIM and an exchange in the United States, such dual listing may cause the level of liquidity of the shares and warrants to decline. A dual listing of our common stock may dilute the liquidity of our common stock in one or both markets and may adversely affect the development of an active trading market for our shares in the United States.
Securities traded on AIM may carry a higher risk than shares traded on other exchanges.
     Our stock is currently traded on AIM. Investment in stock traded on AIM is perceived to carry a higher risk than an investment in stock quoted on exchanges with more stringent listing requirements, such as the London Stock Exchange, the New York Stock Exchange or the NASDAQ markets. This is because AIM imposes less stringent corporate governance and ongoing reporting requirements. In addition, AIM requires only semi—annual, rather than quarterly, financial update reports. Investors should be aware that the value of the stock may be influenced by many factors, some of which may be specific to us and some of which may affect quoted companies generally, including the depth and liquidity of the market, our performance, a large or small volume of trading in the our stock, legislative changes and general economic, political or regulatory conditions, and that the prices may be volatile and subject to extensive fluctuations. Therefore, the market price of the stock may not reflect the underlying value of our company. The value of an investment in our company may increase or decrease; therefore investors may realize less than, or lose all of, their investment.
Provisions in our bylaws will require disclosure of information by stockholders that would not otherwise be required to be disclosed under applicable U.S. state of U.S. federal laws.
     In accordance with the rules of the AIM market, we are required to disclose information regarding beneficial owners of 3% or more of our outstanding common stock to the AIM market. In order to allow us to comply with the AIM rules, our bylaws contain a provision requiring any beneficial owner of three percent or more of our outstanding common stock to notify us of the holdings of such owner, as well as of any change in beneficial ownership of one percent or more of our outstanding common stock. Comparatively, none of the U.S. state or U.S. federal laws that are applicable to us or the rules of the SEC require stockholders to report this beneficial ownership information to us or to disclose this information to the public or a regulatory body.
Fluctuations in currency exchange rates could have a material adverse effect on our financial condition.
     Currency risk exposure will affect our operations when revenues are denominated in currencies that are different from those in which costs are incurred. If, after the time that we have agreed to provide a service to a customer for a fixed price, the value of the currency in which the price is to be paid weakens relative to the currency in which the costs are incurred, there would be a negative impact on the profit margin for any such transaction. Currently, a substantial amount of our revenues and costs are denominated in U.S. dollars. We may in the future be exposed to currency fluctuations between the U.S. dollar and other currencies as a result of our intended international growth or as a result of the acquisition of a company which does not report in U.S. dollars. To the extent not hedged, currency fluctuations could have a material adverse affect on our financial condition, results of operations or cash flow.
The exercise of the our outstanding warrants and options may have an adverse effect of the market price of our stock.
     Approximately 1.4 million warrants and approximately 2.7 million options for our stock are currently outstanding. In addition, we cannot assure investors that the holders of our stock subject to lock—up restrictions will not sell substantial amounts of their stock upon any waiver, expiration or termination of the restrictions. The sale or even the possibility of sale of such stock or the stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.
Being a reporting company under the Exchange Act may affect our profitability.
     The cost of continued compliance with the provisions of the Exchange Act, the “blue sky” laws of various states, and other U.S. or foreign securities laws may have an adverse effect on our results of operations. In addition, the level of liquidity of stock traded on AIM may be volatile and may decline.
The stock and warrants will continue to be represented by definitive certificates in the near term, which could reduce their liquidity.
     Due to U.S. securities law requirements, the stock and warrants will be represented by definitive certificates. The lack of a fully electronic trading mechanism may reduce the liquidity of the securities due to consequential delays in the settlement of sales and purchases on AIM.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
     Our headquarters are located in Fort Washington, Pennsylvania in approximately 56,454 square feet of leased space. This facility accommodates our executive offices, recruiting and management operations. The term of the lease commenced on April 1, 2007 with an initial term of 123 months. The initial annual base rent is approximately $1,016,000. The base rent is increased by $0.50 per square foot annually effective on the annual anniversary of the lease commencement date.

     In addition to our headquarters, we lease additional office space in Fort Washington, Pennsylvania, as well as office space in Sherman Oaks, California, Buenos Aires, Argentina, Mexico City, Mexico, and Sao Paolo, Brazil.
Item 3. Legal Proceedings
     We are party to lawsuits and administrative proceedings incidental to the normal course of our business. We do not believe that any liabilities related to such lawsuits or proceedings will have a material effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock and warrants are traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange (symbol: RPSE for our common stock and RPSW for our warrants), and are not currently traded on any U.S markets. The following tables show the reported high and low bid prices of each quarter as listed on AIM from the initial public offering of Cross Shore on April 24, 2006 through the fourth quarter of fiscal year 2007. The reported bid prices may not reflect actual transactions in our stock. There were no quotation systems, markets, or exchanges listing our securities prior to April 24, 2006. Our securities are traded in U.S. dollars. The source for the information below is the AIM market of the London Stock Exchange.
Common Stock

Quarter	High	Low
Fourth Quarter 2007	$4.85	$3.85
Third Quarter 2007	$5.40	$4.78
Second Quarter 2007	$5.63	$5.05
First Quarter 2007	$5.45	$5.05
Fourth Quarter 2006	$5.64	$5.25
Third Quarter 2006	$5.63	$5.25
Second Quarter 2006 (1)	$5.72	$5.25

(1)	Cross Shore’s stock and warrants began trading on AIM on April 24, 2006.
Warrants

Quarter	High	Low
Fourth Quarter 2007	$0.50	$0.40
Third Quarter 2007	$0.60	$0.50
Second Quarter 2007	$0.60	$0.60
First Quarter 2007	$0.60	$0.60
Fourth Quarter 2006	$0.60	$0.60
Third Quarter 2006	$0.60	$0.60
Second Quarter 2006 (1)	$0.60	$0.60

(1)	Cross Shore’s stock and warrants began trading on AIM on April 24, 2006.
     As of March 11, 2008, there were approximately 102 holders of our common stock and 13 holders of our warrants. Because some of our shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
     We have not paid any cash dividends on our common stock or warrants in our history of operation. Declaration and payment of cash dividends constitutes an event of default in accordance with the covenants in our $15 million revolving line of credit with PNC

Bank, N.A., dated November 1, 2006 and expiring October 31, 2009. We do not currently intend to pay cash dividends on our common stock or warrants in the foreseeable future, but rather, currently intend to reinvest earnings in our business.
Performance Graph
     This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of RPS under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
     The following graph shows a comparison from February 12, 2008 (the date our common stock became registered under Section 12 of the Exchange Act), through March 12, 2008 of the cumulative total return for our common stock versus the FTSE AIM All Share Index (referred to as the “Index” in the performance chart below). Such returns are based on historical results and are not intended to suggest future performance. Data for FTSE AIM All Share Index may assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.
Recent Sales of Unregistered Securities
     On August 30, 2007 we issued 15,758,496.59 shares of our common stock and 1,996,941 options (each unexercised option of Old RPS was cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number)) to the stockholders of Old RPS in connection with the merger of Longxia Acquisition, Inc. with and into Old RPS with Old RPS being the surviving corporation and the subsequent merger of Old RPS with and into ReSearch Pharmaceutical Services, LLC, a wholly-owned subsidiary of RPS. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act as shares were issued to a limited number of existing shareholders of Old RPS, and did not involve a public offering.
     On December 6, 2007 we granted an option to purchase 450,000 shares of our common stock at an exercise price of $5.05 to Daniel Perlman, which is subject to vesting. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as a transaction not involving a public offering.
     On December 6, 2007 we granted an option to purchase 120,000 shares of our common stock at an exercise price of $5.05 to Harris Koffer, which is subject to vesting. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as a transaction not involving a public offering.
     On December 6, 2007 we granted an option to purchase 180,000 shares of our common stock at an exercise price of $5.05 to Steven Bell, which is subject to vesting. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as a transaction not involving a public offering.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)
October 1-31	750,000	$4.85	750,000	0
November 1-30	0	0	0	0
December 1-31	0	0	0	0

(1)	We repurchased 750,000 shares of our common stock from Pangaea One Acquisition Holdings I, LLC at a price of $4.85 per share, the quoted price on AIM on the repurchase date, for a total repurchase price of $3,637,500 pursuant to a Share Repurchase Agreement dated October 4, 2007. The repurchase was announced in a press release dated October 5, 2007. The repurchase was not part of a repurchase plan or program, but rather an isolated repurchase to reduce the number of outstanding shares.
Item 6. Selected Consolidated Financial Data
     The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report. The selected financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except earnings per share data)
Statements of Operations Data:
Service revenue	$120,459	$84,418	$62,799	$63,043	$49,585
Reimbursement revenue	13,924	10,273	8,074	6,210	3,900

Total revenue	134,383	94,691	70,873	69,253	53,485

Costs and expenses
Direct costs	87,650	61,365	45,744	46,240	37,085
Reimbursable out-of-pocket costs	13,924	10,273	8,074	6,210	3,900
Selling, general and administrative expenses	26,787	19,070	16,747	15,866	14,899
Depreciation and amortization	1,143	901	864	866	647

Income (loss) from operations	4,879	3,082	(556)	71	(3,046)
Interest (income) expense, net	5,786	1,245	1,127	858	300

Net income (loss) before provision (benefit) for income taxes	(907)	1,837	(1,683)	(787)	(3,346)
Provision for income taxes (benefit)	1,508	45	—	—	(1,006)

Net income (loss)	(2,415)	1,792	(1,683)	(787)	(2,340)
Accretion of preferred stock	(321)	(485)	(485)	(485)	(322)

Net income (loss) applicable to common shares	($2,736)	$1,307	($2,168)	($1,272)	($2,662)

Basic earnings per share	($0.19)	$0.24	($0.39)	($0.22)	($0.48)
Diluted earnings per share	($0.19)	$0.12	($0.39)	($0.22)	($0.48)

Weighted average number of shares outstanding
Basic	14,573	5,502	5,506	5,774	5,545
Diluted	14,573	15,484	5,506	5,774	5,544

	As of December 31,
Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003

Cash and cash equivalents	$11,060	$197	$540	$—	$331
Working capital	31,355	6,603	4,351	5,164	5,459
Total assets	50,419	26,124	17,983	16,887	14,318
Capital leases	950	21	73	154	224
Long term debt	—	4,165	3,980	3,814	3,643
Redeemable convertible preferred stock	—	8,002	7,517	7,032	6,548
Stockholders’ equity (deficit)	30,429	(4,350)	(5,788)	(3,755)	(2,084)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     RPS has been providing services to the bio—pharmaceutical industry since its incorporation in 1994. The Company began as a permanent placement company but has expanded to build an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
     The bio—pharmaceutical industry continues to increase its spending on clinical drug development as it looks for more rapid introduction of new, innovative drugs. Further economic pressures including the rising costs of developing a new drug as a result of the increasing complexity, size and duration of trials and recruiting patients have made it more difficult for bio—pharmaceutical companies to generate significant revenues to exceed the development costs of their drugs.
     In light of the economic pressures seen by its bio—pharmaceutical clients, the Company believed that its unique model of providing integrated outsourcing solutions would be an attractive alternative to traditional outsourcing to CROs as well as to research activities performed in—house.
     Over the last five years, the Company has invested in building an infrastructure to support the expected demand for its services. While the Company’s revenues increased over the last five years, at times, the investment in infrastructure outpaced the increase in revenues and this investment, along with other factors such as flat revenues in 2004 and 2005, resulted in the Company reporting only marginal net income or operating losses from 2002 through 2005. Additionally, in late 2005 the Company began its investment in global expansion with the opening of offices across Latin America.
     Towards the end of 2005, and continuing into 2006, the Company experienced a significant shift in the demand for its integrated outsourcing solutions. Accordingly, 2006 and 2007 operating results have shown increases in revenues and performance metrics.
Critical Accounting Policies
     RPS’ consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what the Company believes to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.
•	Revenue and Cost Recognition
     The majority of the Company’s service revenues are derived from fee—for—service contracts, some of which are fixed price contracts. Revenues and the related costs of fee—for—service contracts are recognized in the period in which services are performed. Fixed price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to customers in excess of revenues recognized.
     The Company accounts for expense reimbursement in accordance with Emerging Issues Task Force (EITF) Issue No. 01—14 (“EITF 01—14”), Income Statement Characterization of Reimbursements Received for “Out—of—Pocket” Expenses Incurred. EITF 01—14 requires reimbursable out—of—pocket expenses to be characterized as revenue in the statements of operations.
     The Company excludes investigator fees from its out—of—pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass—through basis” without risk or reward to the Company.
•	Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company evaluates if its deferred tax assets are realizable on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization is the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.
     The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company operates within federal, state and international taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve.
•	Stock Based Compensation
     Prior to 2006, the Company accounted for its stock—based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations. Under APB 25, no compensation expense was recognized if the exercise price of the Company’s stock options equaled or exceeded the fair value of the underlying common stock at the date of grant. The Company provided pro forma disclosures in its financial statements as required by SFAS 123, as amended by SFAS No. 148, Accounting for Stock—Based Compensation—Transition and Disclosure, related to these fiscal periods prior to January 1, 2006.
     The fair value of the Company’s common stock during the years ended December 31, 2005 and December 31, 2004 was determined by the Company’s Board of Directors with the assistance of the Company’s management. Until 2006, we did not obtain contemporaneous valuations by an unrelated valuation specialist because the Company was focused on growth and our financial and managerial resources for doing so were limited. The Board of Directors and management considered numerous objective and subjective factors in the assessment of fair value, including the prices for the Company’s preferred stock that was sold to investors and the rights, preferences and privileges of the preferred stock and common stock, and our financial condition and results of operations during the relevant periods. These estimates involved a significant level of judgment.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share—Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) requires all share—based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity—based service awards based on the grant—date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. the Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which requires that all new stock—based awards granted subsequent to adoption be recognized in the financial statements at fair value.
     In 2006 and through August 30, 2007, the Company engaged an unrelated valuation firm, SMART Business Advisory and Consulting, LLC (“Smart”) to provide its opinion as to the fair value per share of the Company’s common stock as of stated dates in 2006 and through August 30, 2007. Subsequent to the merger with Cross Shore, the Company uses the quoted stock price on AIM as the determinant of fair value. In performing its analysis, Smart used valuation methodologies consistent with the requirements of AICPA Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation. Specifically, Smart considered the following methodologies in arriving at its opinion as to the fair value of our common stock:
•	an estimate of the value of the Company based on the values of publicly held companies with similar businesses;
•	an estimate of the value of the Company based on a discounted cash flow analysis, utilizing the present value of anticipated future cash flows, discounted at an appropriate discount rate reflecting the risk inherent in the investment; and
•	allocation of the Company’s equity value, as determined by reference to the above analyses, to the Company’s outstanding classes of equity securities based on the relative risks, preferences, and privileges of such securities.
     The following table sets forth the fair value of our common stock determined by Smart for each of the stated periods during which the Company granted options, except for the fourth quarter of 2007 for which fair value was determined by using the quoted stock price on AIM, as well as the number of options granted by the Company during those periods:

Date	Options Granted	Fair Value Per Share
First Quarter 2006	130,732	$0.51
Second Quarter 2006	144,419	$0.51
Third Quarter 2006	913,245	$0.51
First Quarter 2007	25,107	$4.10
Fourth Quarter 2007	750,000	$3.85
     The per—share weighted average fair value of the options granted during the year ended December 31, 2007 and the year ended December 31, 2006 was estimated at $1.70 and $0.15 on the date of grant, respectively, using the Black—Scholes option—pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Year ended
	December 31, 2007	December 31, 2006
Expected dividend yield	0.00%	0.00%
Expected volatility	52%	55%
Risk—free interest rates	3.34%	5.04%
Expected life	6 years	6 years
     Prior to August 30, 2007, Old RPS’ stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has continued to utilize the calculated value for expected volatility, and will continue to do so until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a six—year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.
     The Company estimated the fair value of its common stock during 2006 and through August 30, 2007 utilizing retrospective, third party valuations performed by Smart. The estimated fair value of common stock ranged from $0.50 to $0.51 per share in 2006 and from $4.10 to $5.26 per share in 2007 prior to the merger with Cross Shore on August 30, 2007. Between those time periods there were a number of favorable developments in the Company’s business that the Company believes contributed to the increase in the fair value of its common stock. Prior to 2006, the Company generated a net loss for three consecutive years and relatively flat revenues for a two year period, as new customer wins were often offset by customer attrition and the Company continued to struggle with increasing the revenue base and generating operating profits. In 2006, the Company began to gain market traction, specifically with CMSP customers, and revenues and operating profits began to trend upward. As such, the Company reported its first year of material profitability in 2006. However, the valuations of the Company in 2006 are reflective of the Company’s historical operating trends, as well as the uncertainty of continued growth and customer acceptance of the CMSP program.
     In 2007, the Company’s revenue growth and growth in income from operations continued to accelerate. Service revenues increased 42.7% to $120.5 million for the year ended December 31, 2007 from $84.4 million for the year ended December 31, 2006, and income from operations increased 58.3% to $4.9 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. This sustained growth is primarily the result of the continued acceptance of the CMSP program during 2007, as evidenced by a significant CMSP customer win in August of 2007, which the Company believes will continue to drive revenue growth into 2008. Accordingly, the 2007 valuations are reflective of sustained positive operating trends and clear customer acceptance of the CMSP program.
     As of December 31, 2007, the aggregate amount of stock—based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.5 million, net of estimated forfeitures. This amount will be recognized on a straight—line basis over the vesting period of the related options. Under the true—up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long—lived Assets
     Intangible assets consist primarily of non—compete agreements, customer contracts and lists, and goodwill. The non—compete agreements and customer contracts and lists are amortized over the shorter of their contractual lives or the period over which the assets are expected to contribute to the Company’s cash flows, generally ranging from 2 to 5 years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The Company accounts for goodwill and customer lists in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. If the Company determines that the carrying value of definite lived long—lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of December 31 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
     Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:
     Revenues. Service revenues increased 42.7% to $120.5 million for 2007 from $84.4 million for 2006 as the Company generated additional business from existing and new customers. The majority of the increase is related to significant new contracts awarded during 2007 and the continued build from existing contracts with several pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs. CMSP revenue for the year ended December 31, 2007 grew 181.1% over the comparable prior period, and accounted for 53.2% of our total service revenue for the year ended December 31, 2007. (see “Item 1: Business — Business Overview and Business Model” for further information on our CMSP solutions).
     Reimbursement revenues and offsetting reimbursable out—of—pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursement revenues and reimbursable out—of—pocket costs increased 35.5% to $13.9 million in 2007 from $10.3 million in 2006. The increase is due primarily to an increase in the number of programs for which the Company is providing its various services.
     Direct Costs. Direct costs increased 42.8% to $87.7 million or 72.8% of service revenues for 2007 as compared to $61.4 million or 72.7% of service revenues for 2006. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses, Selling, general and administrative expenses (“SG&A”) increased 40.5% to $26.8 million for 2007 from $19.1 million for 2006 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee—related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $16.2 million for the year ended December 31, 2007 as compared to $13.0 million for the year ended December 31, 2006. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 22.2% for 2007 as compared to 22.6% for 2006.

The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi—variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 26.9% to $1.1 million for 2007 as compared to $0.9 million for 2006 due primarily to an increase in the depreciable asset base.
     Income (loss) from operations. Income from operations increased to $4.9 million for 2007 as compared to income from operations of $3.1 million for 2006. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest expense. Interest expense for 2007 increased to $6.0 million from interest expense of $1.2 million for 2006. The majority of the change in interest expense relates to a non—cash charge of $4.7 million recorded during the year ended December 31, 2007, to mark the Company’s put warrant liability to its market value during the period. The put warrants were exchanged for a combination of common stock and cash on August 30, 2007 in connection with the reverse merger of Cross Shore Acquisition Corporation.
     Interest income. Interest income increased to $240,000 during the year ended December 31, 2007 due to the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Old RPS.
     Provision for income taxes. The provision for income taxes for 2007 increased to $1.5 million versus an insignificant provision for 2006. During 2006, the Company utilized net operating loss carryforwards to offset the majority of its taxable income, and therefore the Company’s effective tax rate was minimal. No significant net operating loss carryforwards remain to offset 2007 taxable income. The Company’s effective tax rate for 2007 is significant as the $4.7 million interest charge recorded related to the put warrant liability discussed above is non—deductible for income tax purposes.
     Net income (loss). As a result of the factors discussed above, net loss for 2007 increased to $2.4 million or ($0.19) per share, basic and diluted, from net income for 2006 of $1.8 million or $0.24 per basic share and $0.12 per diluted share.
     Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005:
     Revenues. Service revenues increased 34.4% to $84.4 million for 2006 from $62.8 million for 2005 as the Company generated additional business from existing and new customers. The majority of the increase is related to significant new contracts awarded during 2006 with several pharmaceutical companies for CMSP programs. CMSP revenue for the year ended December 31, 2006 grew 175.3% over the comparable prior period, and accounted for 27.0% of our total service revenue for the year ended December 31, 2006. (see “Item 1: Business — Business Overview and Business Model” for further information on our CMSP solutions).
     Reimbursement revenues and offsetting reimbursable out—of—pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursable out—of—pocket costs increased 27.2% to $10.3 million in 2006 from $8.1 million in 2005. The increase is due primarily to an increase in the number of studies for which the Company is providing its various services.
     Direct Costs. Direct costs increased 34.1% to $61.4 million or 72.7% of service revenues for 2006 as compared to $45.7 million or 72.8% of service revenues for 2005. The increase is cost of revenues is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses, Selling, general and administrative expenses (“SG&A”) increased 13.9% to $19.1 million for 2006 from $16.7 million for 2005 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee—related costs such as new salaries, increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $13.0 million for the year ended December 31, 2006 as compared to $11.6 million for the year ended December 31, 2005. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 22.6% for 2006 as compared to 26.7% for 2005. The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi—variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 4.3% to $901,000 for 2006 as compared to $864,000 for 2005 due primarily to an increase in the depreciable asset base.

     Income (loss) from operations. Income from operations increased to $3.1 million for 2006 as compared to a loss from operations of $556,000 for 2005. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest expense. Interest expense for 2006 increased 10.4% to $1.2 million from $1.1 million for 2005 as a result of additional interest charges related to higher average outstanding loan balances on our working capital line of credit necessary to support revenue growth as well as higher average interest rates during the year.
     Provision for income taxes. The provision for income taxes for 2006 was insignificant as the Company utilized net operating loss carryforwards generated in prior years to offset pretax income. The Company did not record a benefit for losses incurred in 2005 as the realization of such benefit was uncertain.
     Net income (loss). As a result of the factors discussed above, net income for 2006 increased to $1.8 million or $0.24 per basic share and $0.12 per diluted share from a loss of $1.7 million for 2005 or $(0.39) per share, basic and diluted.
Liquidity and Capital Resources
     In the United States, the Company manages its cash function using collection and cash management accounts. Daily collections are swept into its operating account with excess funds invested in high quality money market funds of short duration. Disbursements presented for payment are funded daily out of the money market accounts. Outside of the United States, cash balances are maintained at levels necessary to support operating activities. As in the United States, cash balances for foreign subsidiaries are generally maintained in the functional currency of the applicable subsidiary.
     The Company’s expected primary cash needs on both a short and long—term basis are for capital expenditures, expansion of services, possible future acquisitions, global expansion, working capital and other general corporate purposes.
     The Company maintains a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At December 31, 2007, there were no outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the Bank’s Prime Rate, as defined (7.25% at December 31, 2007). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At December 31, 2007, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At December 31, 2007, the Company had available cash and cash equivalent balances of $11.1 million and working capital of $31.4 million, which the Company believes will provide sufficient liquidity for the next twelve months. Nevertheless, the Company may seek to raise additional capital to fund business operations, growth initiatives, and potential acquisitions through various capital sources, including borrowing under our working capital line of credit, a sale of securities in a public offering or in a private placement, obtaining additional secured or unsecured debt, or a combination of some or all of these alternatives. In conjunction with one or more of the foregoing transactions, the Company would likely apply to have its securities approved for listing on a United States exchange. There can be no assurance that any of these transactions will be pursued or, if pursued, be consummated.
     During the year ended December 31, 2007, the Company’s operating activities provided cash of $1.6 million, an increase of $5.4 million from the corresponding amount for the year ended December 31, 2006. This increase during the period can be attributed to favorable changes in non—cash operating charges, primarily a $4.7 million increase in the interest charge related to the put warrant liability. In addition, the Company experienced favorable changes in its operating assets and liabilities of $4.8 million over the prior comparable period. These favorable changes can be attributed primarily to positive changes of $4.2 million in customer deposits, $1.7 million in deferred revenue, and $1.1 million in accrued expenses. The positive changes in deferred revenue and accrued expenses and other liabilities are due to significant increases in service revenues and the overall increase in the level of business operations during the year ended December 31, 2007. The $4.2 million increase in customer deposits is due primarily to a $4.5 million customer deposit received in August 2007. This deposit will be applied to customer invoices in future years or returned to the customer upon expiration of the contract.
     These net positive changes were offset by negative changes in net income of $4.2 million, resulting from a loss for the year ended December 31, 2007 of $2.4 million as compared to income of $1.8 million for the year ended December 31, 2006. This change is primarily attributed to the $4.7 million interest charge related to the put warrant liability. Accounts receivable, net of allowance, increased $10.0 million, or 45.2%, to $32.1 million at December 31, 2007 from $22.1 million at December 31, 2006 primarily related to the increase in revenues during the period. Additionally, in 2007 the Company received customer deposits of $4.5 million which had a positive impact on cash flow from operating activities.
     Cash used in investing activities for the year ended December 31, 2007 totaled $2.1 million, consisting primarily of the purchase of property and equipment.
     Cash provided by financing activities for the year ended December 31, 2007 totaled $11.3 million. This net cash provided by financing activities consisted primarily of inflows relating to the $51.4 million of net cash proceeds received in connection with our merger. This cash provided by financing activities was partially offset by paying down the Company’s working capital line of credit of $9.0 million, distributions to the Company’s stockholders of $20 million in connection with the Cross Shore merger, payment of $2.6 million of accrued dividends on the Company’s preferred stock prior to the merger with Cross Shore, purchase of treasury shares of $3.8 million, as well as the payoff of a note payable totaling $4.5 million during the period. As of December 31, 2007, the Company has no outstanding debt balances, other than capital lease obligations.
     During the year ended December 31, 2006, our operating activities used cash of $3.8 million, an increase of $2.5 million from the corresponding amount for the year ended December 31, 2005. This further use of cash from operating activities during the period can be attributed to a negative change in accounts receivable of $6.5 million, which is due primarily to the timing of cash collections during the year ended December 31, 2006 versus the prior year. In addition, we experienced a negative change in deferred revenues during the year ended December 31, 2006 of $0.7 million, due to the timing of the receipt of up—front payments during the applicable periods.
     These negative changes were offset by an increase in net income of $3.5 million to $1.8 million from the prior comparable period, and additional positive changes in non—cash operating charges of $0.1 million. In addition, we experienced favorable changes of $0.3 million in accounts payable, $0.3 million in accrued expenses, and $0.7 million in customer deposits. These favorable changes are associated with normal business cycles.
     Cash used in investing activities for the year ended December 31, 2006 totaled $0.8 million, consisting primarily of the purchase of property and equipment for normal business operations.
     Cash provided by financing activities for the year ended December 31, 2006 totaled $4.2 million. This net cash provided by financing activities consisted primarily of borrowings of $4.2 million relating to the Company’s working capital line of credit to support operations.
     During the year ended December 31, 2005, our operating activities used cash of $1.3 million, a reduction in the use of cash of $1.6 million from the corresponding amount for the year ended December 31, 2004. This reduction in the use of cash from operating activities during the period can be attributed to favorable changes in our operating assets and liabilities of $2.5 million consisting primarily of positive changes of $1.5 million in accounts receivable, $1.2 million in deferred revenues, and $0.6 million in accrued expenses, offset by a negative change in customer deposits of $0.8 million. The positive change in accounts receivable is due primarily to more timely cash collections during the year ended December 31, 2005 versus the prior year. The positive change in deferred revenues is due to the timing of the receipt of up—front payments during the applicable periods, and the positive change in accrued expenses, as well as the negative change in customer deposits, is due to our normal business cycles.
     These net positive changes in operating assets and liabilities were offset by an increase in the net loss of $0.9 million to a loss of $1.7 million from the prior comparable period.
     Cash provided by investing activities for the year ended December 31, 2005 totaled $0.4 million, consisting of an increase in our restricted cash balance of $0.6 million, offset by purchases of property and equipment for normal business operations.
     Cash provided by financing activities for the year ended December 31, 2005 totaled $1.5 million. This net cash provided by financing activities consisted primarily of borrowings of $1.4 million relating to the Company’s working capital line of credit to support operations.
Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of December 31, 2007.

	Payments Due by Period				More than 5
	Total	Less than 1 year	1 — 3 years	3 — 5 Years	Years
Contractual Obligations
Capital leases	$1,070,441	$625,053	$445,388	—	—
Operating leases	$11,440,898	1,355,696	2,536,691	2,312,402	5,236,109

Total	$12,511,339	$1,980,749	$2,982,079	$2,312,402	$5,236,109

Off—Balance Sheet Arrangements
     At December 31, 2007, RPS was not a party to any off—balance sheet arrangements as defined by Regulation S—K Item 303(a)(4)(i), promulgated under the Exchange Act.
Inflation
     Certain of RPS’ revenues are earned under long—term contracts (having terms in excess of one year) and generally include an inflation or cost of living adjustment for the portion of services to be performed one year from the contract date. As a result, RPS believes that the effects of inflation generally do not have a material effect on its operations or financial condition.
Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Foreign currency risks. Since RPS operates in countries other than the United States, it is exposed to various foreign currency risks. The majority of client services are contracted in U.S. dollars. However, at times, a portion of the work performed under these contracts is performed by one of our subsidiaries under which costs are incurred in the local denomination of that subsidiary. In these instances, where expenses are incurred in a denomination that is other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currency would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of changes redeemable convertible preferred stock and stockholder’ equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations (see Item 1A: “Risk Factors”).
     For the year ended December 31, 2007, approximately 5% of our net revenues were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our planned international expansion, and we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
     Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents in a variety of investments, consisting primarily of bank deposits and money market funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	28
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	29
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2007, 2006 and 2005	30
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	31
Notes to Consolidated Financial Statements	32

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Research Pharmaceutical Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Research Pharmaceutical Services, Inc. and Subsidiaries changed their method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 17, 2008

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$11,060,255	$197,024
Restricted cash	1,321,877	1,467,765
Accounts receivable, less allowance for doubtful accounts of $547,000 and $200,000 at December 31, 2007 and 2006, respectively	32,117,662	22,113,582
Prepaid expenses and other current assets	1,671,674	641,512

Total current assets	$46,171,468	$24,419,883

Intangible assets, net	275,536	611,704
Property and equipment, net	3,343,371	829,732
Other assets	253,471	262,991
Deferred tax asset	375,173	—

Total assets	$50,419,019	$26,124,310

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,442,881	$1,375,020
Accrued expenses	6,489,902	2,924,519
Customer deposits	1,321,877	1,467,765
Deferred revenue	5,026,042	3,037,165
Lines of credit	—	8,991,544
Current portion of capital lease obligations	536,106	21,366

Total current liabilities	$14,816,808	$17,817,379

Customer deposits	4,500,000	—
Note payable	—	4,165,397
Put warrant liability	—	489,661
Other liabilities	258,860	—
Capital lease obligations, less current portion	414,002	—

Total liabilities	$19,989,670	$22,472,437

Redeemable convertible preferred stock, no par value:
Series A — Authorized, issued, and outstanding shares — 7,593,198	—	5,489,688
Series B — Authorized shares — 1,279,130; issued and outstanding shares — 1,271,694	—	2,512,345

Total redeemable convertible preferred stock	$0	$8,002,033

Stockholders’ equity (deficit):
Common stock, $.0001 par value:
Authorized shares — 150,000,000 and 25,301,475 at December 31, 2007 and 2006, respectively, issued shares — 32,199,223 and 12,404,751 at December 31, 2007 and 2006, respectively, outstanding shares — 32,199,223 and 5,501,674 at December 31, 2007 and 2006, respectively	3,220	1,240
Less treasury shares — 6,903,077 at December 31, 2006	—	(1,187,650)
Additional paid-in capital	36,078,600	117,388
Accumulated other comprehensive income	50,305	6,297
Accumulated deficit	(5,702,776)	(3,287,435)

Total stockholders’ equity (deficit)	$30,429,349	($4,350,160)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$50,419,019	$26,124,310

See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2007	2006	2005

Service revenue	$120,459,459	$84,417,353	$62,798,831
Reimbursement revenue	13,923,784	10,273,380	8,074,557

Total revenue	134,383,243	94,690,733	70,873,388

Direct costs	87,650,346	61,364,988	45,744,011
Reimbursable out-of-pocket costs	13,923,784	10,273,380	8,074,557
Selling, general, and administrative expenses	26,786,748	19,069,809	16,747,001
Depreciation and amortization	1,143,734	900,905	863,528

Income (loss) from operations	4,878,631	3,081,651	(555,709)

Interest expense	(6,025,467)	(1,244,541)	(1,127,370)
Interest income	239,582	—	—

Net income (loss) before provision for income taxes	(907,254)	1,837,110	(1,683,079)
Provision for income taxes	1,508,087	45,144	—

Net income (loss)	($2,415,341)	$1,791,966	($1,683,079)

Accretion of preferred stock	(320,819)	(484,800)	(484,800)
Net income (loss) applicable to common shares	($2,736,160)	$1,307,166	($2,167,879)

Net income (loss) per common share:
Basic	($0.19)	$0.24	($0.39)
Diluted	($0.19)	$0.12	($0.39)

Weighted average number of common shares outstanding:
Basic	14,572,881	5,501,674	5,506,022
Diluted	14,572,881	15,483,591	5,506,022
See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (deficit)

	Redeemable Convertible Preferred Stock				Stockholders’ equity (deficit)
									Additional	Stockholder	Other
	Series A	Series A	Series B	Series B	Common Stock		Treasury Shares		Paid-In	Notes	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Total

Balance at December 31, 2004	7,593,198	$4,845,768	1,271,694	$2,186,665	12,404,751	$1,240	6,877,567	($1,177,605)	1,049,757	($231,643)	$—	($3,396,322)	($3,754,573)
Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	321,960	—	162,840	—	—	—	—	(484,800)	—	—	—	(484,800)
Repurchase of shares from stockholder	—	—	—	—	—	—	25,510	(10,045)	0	—	—	—	(10,045)
Stockholders’ repayments of notes receivable	—	—	—	—	—	—	—	—	0	144,822	—	—	144,822
Interest on notes receivable	—	—	—	—	—	—	—	—	7,326	(7,326)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,683,079)	(1,683,079)

Balance at December 31, 2005	7,593,198	5,167,728	1,271,694	2,349,505	12,404,751	1,240	6,903,077	(1,187,650)	572,283	(94,147)	—	(5,079,401)	(5,787,675)
Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	321,960	—	162,840	—	—	—	—	(484,800)	—	—	—	(484,800)
Stock-based compensation	—	—	—	—	—	—	—	—	29,905	—	—	—	29,905
Stockholders’ repayments of notes receivable	—	—	—	—	—	—	—	—	—	95,639	—	—	95,639
Interest on notes receivable	—	—	—	—	—	—	—	—	—	(1,492)	—	—	(1,492)
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	1,791,966	1,791,966
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	6,297	—	6,297

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,798,263

Balance at December 31, 2006	7,593,198	5,489,688	1,271,694	2,512,345	12,404,751	1,240	6,903,077	(1,187,650)	117,388	—	6,297	(3,287,435)	(4,350,160)
Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	214,747	—	106,072	—	—	—	—	(320,819)	—	—	—	(320,819)
Stock-based compensation	—	—	—	—	—	—	—	—	211,817	—	—	—	211,817
Exercise of common stock options	—	—	—	—	6,324	1	—	—	6,747	—	—	—	6,748
Repurchase of shares from stockholders	—	—	—	—	—	—	24,592	(172,909)	—	—	—	—	(172,909)
Payment of preferred stock dividends	—	(2,039,334)	—	(588,000)	—	—	—	—	—	—	—	—	—
Conversion of preferred stock and put warrants to common stock	(7,593,198)	(3,665,101)	(1,271,694)	(2,030,417)	10,287,698	1,029	—	—	10,906,580	—	—	—	10,907,609
Retirement of treasury shares	—	—	—	—	—	—	(6,927,669)	1,360,559	(1,360,559)	—	—	—	—
Issuance of common stock and proceeds received in connection with reverse acquisition of Cross Shore, net of distribution to stockholders and fees	—	—	—	—	10,250,450	1,025	—	—	30,154,871	—	—	—	30,155,896
Repurchase and retirement of shares from stockholder	—	—	—	—	(750,000)	(75)	—	—	(3,637,425)	—	—	—	(3,637,500)
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(2,415,341)	(2,415,341)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	44,008	—	44,008

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	($2,371,333)

Balance at December 31, 2007	—	$—	—	$—	32,199,223	$3,220	$—	$—	$36,078,600	$—	$50,305	($5,702,776)	$30,429,349

See accompanying footnotes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005

Net income (loss)	($2,415,341)	$1,791,966	($1,683,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	807,566	564,737	489,860
Amortization of intangible assets	336,168	336,168	373,668
Amortization of debt discount	334,603	185,136	182,652
Interest charge related to put warrant liability	4,723,451	30,946	—
Stock-based compensation	211,817	29,905	—
Deferred tax benefit	(409,460)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,004,080)	(8,324,759)	(1,866,359)
Prepaid expenses and other current assets	(695,629)	(169,162)	(50,536)
Other assets	9,520	(119,206)	—
Accounts payable	67,861	523,928	181,305
Accrued expenses	2,044,352	958,566	615,366
Customer deposits	4,354,112	124,685	(643,161)
Deferred revenue	1,988,877	295,815	960,919
Other liabilities	258,860	—	—

Net cash provided by (used in) operating activities	1,612,677	(3,771,275)	(1,307,756)

Investing activities
Change in restricted cash	145,888	(124,685)	643,161
Purchase of property and equipment	(2,198,108)	(647,255)	(277,319)

Net cash (used in) provided by investing activities	(2,052,220)	(771,940)	365,842

Financing activities
Net borrowings (repayments) on lines of credit	(8,991,544)	4,151,544	1,428,105
Principal payments on capital lease obligations	(194,355)	(52,098)	(80,619)
Proceeds from stockholder notes receivable	—	94,147	144,822
Repurchase of shares from stockholders	(3,810,409)	—	(10,045)
Merger consideration, net of fees paid	51,375,660	—	—
Distribution to stockholders	(20,000,000)	—	—
Payment of preferred stock dividends	(2,627,334)	—	—
Proceeds from exercise of options	6,748	—	—
Payment of note payable	(4,500,000)	—	—

Net cash provided by financing activities	11,258,766	4,193,593	1,482,263
Effect of exchange rates on cash	44,008	6,297	—

Net change in cash	10,863,231	(343,325)	540,349
Cash and cash equivalents, beginning of period	197,024	540,349	—

Cash and cash equivalents, end of period	$11,060,255	$197,024	$540,349

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$921,000	$1,028,000	$945,000

Income taxes	$1,459,000	$45,000	$—

Supplemental disclosures of noncash financing activities
Accretion of preferred stock dividends	$320,819	$484,800	$484,800

Notes receivable interest	$—	$1,492	$7,326

Put warrants issued in connection with note payable	$—	$—	$16,250

Acquisition of fixed assets under capital leases	$1,123,097	$—	$—

See accompanying notes

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
1. Business
Research Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a Pharmaceutical Resource Organization (PRO), providing high-quality, efficient and flexible clinical development solutions to the pharmaceutical and biotechnology industries. The Company is able to leverage its high degree of clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development. The Company’s revenues are generated principally from customers located in the United States.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Columbia, Mexico, Peru and Uruguay.
2. Significant Accounting Policies
Merger and Accounting Treatment
Cross Shore Acquisition Corporation (“Cross Shore”) was incorporated in Delaware on January 30, 2006 as a blank check company, the objective of which was to acquire one or more operating companies engaged in the delivery of business services to companies and consumers in the United States. On April 28, 2006, Cross Shore completed an Initial Public Offering (the Offering) on the Alternative Investment Market (“AIM”) of the London Stock Exchange and raised proceeds of $112 million before offering expenses. Of the net proceeds from the Offering, $102.7 million was placed in trust to be held until the earlier of (i) consummation of Cross Shore’s first business combination or (ii) liquidation of Cross Shore.
On August 30, 2007, RPS merged with and into a wholly-owned subsidiary of Cross Shore. As a result of the merger, RPS became a limited liability company organized under the laws of Delaware under the name Research Pharmaceutical Services, LLC, and Cross Shore changed its name to RPS. RPS is now a holding company for, and conducts substantially all of its operations through its wholly-owned subsidiary, Research Pharmaceutical Services, LLC. “Former RPS” represents the operating company prior to the August 30, 2007 merger with Cross Shore.
The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Cross Shore was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former RPS issuing stock for the net assets of Cross Shore which amounted to $50.2 million and consisted of cash and investments of $51.3 million, other assets of $0.3 million and $1.4 million of accrued transaction fees. The preliminary purchase price ($50.2 million) was allocated to the assets acquired and liabilities assumed based on their fair value at the date of the merger. Stockholders’ equity has been retroactively adjusted for all periods prior to the merger to reflect the number of shares of common stock received by holders of common stock of Former RPS in connection with the merger based upon the exchange ratio of approximately 1.4 shares of Cross Shore common stock for each share of Former RPS common stock as per the merger agreement. Stockholders’ equity has not been retroactively adjusted for periods prior to the merger for the 10,250,499 shares of Cross Shore issued to Former RPS holders of preferred stock and common stock warrants.
The shares of preferred stock, common stock, and common stock warrants held by RPS stockholders prior to the merger were converted into a total of 15,758,497 shares of Cross Shore common stock, or 47.34% of the subsequently outstanding common stock of the combined company. Upon consummation of the merger, $49.9 million, net of $1.4 million of accrued transaction fees, was released from trust and became available to the combined Company. Of this amount, existing holders of shares of preferred stock, common stock and common stock warrants of RPS received a total cash distribution of $20 million as merger consideration pursuant to the terms of the merger agreement.
The remaining cash of $29.9 million is available for use by the combined company to fund business operations. Total direct and incremental fees incurred by the Company in connection with the merger are reflected as a reduction of additional paid in capital. The senior management team of Former RPS prior to the merger continued as senior management of the combined company after the merger, and Former RPS controls the majority of the Board of Directors of the combined entity.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less from date of purchase.
Restricted Cash
The Company receives cash in advance from certain customers specifically for the payment of investigator fees relating to specific projects. Such amounts are recorded in restricted cash and short term customer deposits in the accompanying consolidated balance sheets.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 23% and 9% of service revenues during the year ended December 31, 2007, approximately 15% and 9% of service revenues during the year ended December 30, 2006, and 9% and 7% of service revenues during the year ended December 31, 2005.
The two largest customers represented approximately 27% and 19% of the accounts receivable balance at December 31, 2007, and 26% and 6% of the accounts receivable balance at December 31, 2006. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
The following table summarizes the changes in the Company’s allowance for doubtful accounts for the periods indicated.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)

	Year ended December 31,
	2007	2006	2005

Balance at the beginning of the period
	$200,000	$150,000	$150,000
Amounts charged to expense	347,000	50,000	—
Accounts written off	—	—	—

Balance at the end of the period	$547,000	$200,000	$150,000

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Financial Instruments
The carrying value of financial instruments including cash, accounts receivable, accounts payable, and lines of credit approximates their fair value based on the short-term nature of these instruments. The carrying value of the note payable approximates the fair value, as the note is at the market rate currently available to the Company.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for repairs and maintenance which do not extend the useful life of the related assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 1 to 5 years.
Intangible Assets
Intangible assets consist primarily of noncompete agreements, customer contracts and lists, and goodwill all related to an acquisition completed in 2003. The noncompete agreements and customer contracts and lists are amortized over the shorter of their contractual lives or the period over which the assets are expected to contribute to the Company’s cash flows, generally ranging from 2 to 5 years (Note 3). Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination.
The Company accounts for goodwill, noncompete agreements and customer lists in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis (as of December 31 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)
Revenue and Cost Recognition (continued)
performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in 2006 or 2005. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits. The Company also provides permanent placement services to its customers, representing less than 2% of total revenues for the years ended December 31, 2007, 2006, and 2005. Revenues are recorded at the time a candidate begins work with his or her new employer. Provisions for sales allowances, based on historical experience, are recorded at the time the related revenue is recognized.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $13,923,784, $10,273,380 and $8,074,557 for the years ended December 31, 2007, 2006 and 2005 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients for the years ended December 31, 2007, 2006 and 2005 were approximately $6,666,000 and $6,039,000, and $4,905,000 respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using average exchange rates in effect for the relevant periods. The gains and losses resulting from the changes in exchange rates during the year have been reported separately in other comprehensive income in the consolidated financial statements.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period).
The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which requires that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value.
The Company estimated the fair value of its common stock during 2006 and through August 30, 2007 utilizing retrospective, third party valuations performed by SMART Business Advisory and Consulting, LLC (“Smart”). The valuation methodologies utilized by Smart relied on the “income approach” and the “market approach” to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on the risk adjusted weighted average cost of capital of comparable companies. The market approach involves analyzing the market price and other parameters of similar businesses as a determinant of the enterprise value of the subject business. Both the income approach and the market approach involve a significant level of judgment. The enterprise value was then allocated to the various securities that comprise the Company’s capital structure based on the relative rights, preferences and privileges of such securities. The estimated fair value of common stock ranged from $0.50 to $0.51 per share in 2006 and from $4.10 to $5.26 per share in 2007 prior to the merger with Cross Shore on August 30, 2007. Subsequent to the merger with Cross Shore, the Company utilizes the quoted stock price on the AIM as the determinant of fair value.
The per-share weighted average fair value of the options granted during the year ended December 31, 2007 and the year ended December 31, 2006 was estimated at $1.70 and $0.15 on the date of grant, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	December 31,
	2007	2006

Expected dividend yield	0.00%	0.00%
Expected volatility	52%	55%
Risk-free interest rate	3.34%	5.04%
Expected life	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the year ended December 31, 2007 and for the year ended December 31, 2006 related to share-based service awards was $211,817 and $29,905, respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of December 31, 2007 was $1.2 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.8 years.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
Prior to 2006, the Company accounted for its stock-based compensation plans in accordance with APB No. 25, Accounting for Stock Issued to Employees, and the related FASB Interpretation No. 44. Under APB No. 25, the Company was only required to recognize compensation expense for options granted to employees with exercise prices that were less than the estimated fair value of the underlying common stock on the date of grant. As the Company granted stock options to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant, no compensation expense was recognized under APB No. 25. The pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer required for outstanding awards accounted for under the intrinsic value method of APB No. 25 in periods after adoption of SFAS No. 123(R).
Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 5% and 4% of service revenues during the year ended December 31, 2007 and 2006 respectively. There were no foreign operations prior to January 1, 2006. In addition, approximately 3% and 2% of the Company’s consolidated assets are located in foreign locations at December 31, 2007 and 2006, respectively.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.
Net Income (Loss) Attributable to Common Shares
The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of stock options or common stock warrants.
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income (loss) per share.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. Significant Accounting Policies (continued)
Net Income (Loss) Attributable to Common Shares (continued)

	Fiscal Year ended December 31,
	2007	2006	2005

Net income (loss) applicable to common shares	($2,736,160)	$1,307,166	$(2,167,879)
Weighted average common shares outstanding — basic	14,572,881	5,501,674	5,506,022
Dilutive effect of stock options and warrants	—	1,116,935	—
Conversion of preferred stock to common stock	—	8,684,982	—

Weighted average common shares outstanding — diluted	14,572,881	15,483,591	5,506,022

Options to purchase 1,645,000 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2006 because their effect would have been anti-dilutive. Since the Company reported a net loss applicable to common shares for the years ended December 31, 2007 and December 31, 2005, all of the outstanding stock options, warrants and shares of preferred stock were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. The outstanding stock options and warrants could potentially dilute earnings per share in the future.
3. Intangible Assets
Intangible assets consist of the following:

		December 31,
	Useful life	2007	2006	2005

Customer contracts and lists	5 years	$1,920,128	$1,920,128	$1,920,128
Noncompete agreements	2 to 4 years	350,000	350,000	350,000
Goodwill	—	275,105	275,105	275,105

		2,545,233	2,545,233	2,545,233
Less accumulated amortization		(2,269,697)	(1,933,529)	(1,597,361)

		$275,536	$611,704	$947,872

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful life	2007	2006	2005

Computers, software and other equipment	2 to 3 years	$3,133,140	$1,923,472	$1,652,191
Automobiles	1 to 3 years	1,151,673	—	—
Furniture and fixtures	5 years	1,494,895	519,730	155,937

		5,779,708	2,443,202	1,808,128
Less accumulated depreciation		(2,436,337)	(1,613,470)	(1,060,914)

		$3,343,371	$829,732	$747,214

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 13).
5. Accrued Expenses
Accrued expenses consist of the following:

		December 31,
	2007	2006	2005

Accrued compensation	$1,744,809	$1,548,894	$803,825
Accrued professional fees	2,572,673	179,195	224,844
Volume rebate accrual	674,971	359,810	287,959
Accrued income taxes	591,439	40,000	—
Other	906,010	796,620	649,225

	$6,489,902	$2,924,519	$1,965,853

6. Lines of Credit
In November 2006, the Company entered into a new bank line of credit agreement (the New Agreement), expiring October 31, 2009. This New Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the New Agreement require interest at the Bank’s Prime Rate at the time, as defined (7.25% at December 31, 2007). The New Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At December 31, 2007, there were no outstanding borrowings under this line of credit.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. Lines of Credit (continued)
At December 31, 2005, the Company had a bank line of credit agreement (the Agreement), which expired on May 31, 2006. This Agreement provided for $9,000,000 of available borrowings, and was subject to certain borrowing base restrictions. Borrowings under the Agreement were subject to interest at the prime rate, as defined, plus 1%. The Agreement was secured by all corporate assets and also contained financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity.
7. Note Payable
On December 29, 2003, the Company raised $4,500,000 in the form of a Senior Subordinated Note Payable. The note required the payment of interest at 12% per annum, due and payable in arrears monthly. Effective January 1, 2005, the interest rate was increased to 13% per annum, and was subsequently reduced on August 1, 2006 to 12% per annum.
No principal payments were due on the note until maturity on December 31, 2008. Interest expense on the note amounted to $405,000, $585,000 and, $585,000 for the years ended December 31, 2007, 2006 and 2005 respectively.
In connection with the original issuance of the note payable, the lenders received 956,839 warrants (2003 Warrants) to purchase the Company’s Common Stock at $.007 per share. Such warrants expire in 2013. In addition, in connection with the execution and delivery of the March 2005 amendment, the lenders received an additional 35,141 warrants (2005 Warrants) to purchase the Company’s Common Stock at $.007 per share. The 2003 and 2005 Warrants contain put features which enable the holder to require the Company to redeem the warrants for cash at any time subsequent to the fifth anniversary of the issuance date, subject to certain exceptions. The redemption price is equal to the greater of the estimated fair value of common stock as determined by a formula, or the estimated fair value of common stock as determined by an independent appraisal.
The fair value of the 2003 Warrants was determined to be $442,465 upon issuance, and such amount was recorded as debt discount and put warrant liability in 2003. The fair value of the 2005 Warrants was determined to be $16,250 upon issuance, and was recorded as put warrant liability in 2005. The debt discount was being amortized to interest expense through December 2008. Changes in the estimated value of the put warrant liability are recorded as charges to interest expense during the period of the change.
In 2006, the Company recorded a charge of $30,946 related to the increase in the estimated fair value of the put warrants. Such amount is included in interest expense in the accompanying consolidated statement of operations. In 2007, the Company recorded a charge of approximately $4.7 million related to the increase in the estimated fair value of the put warrants. Such amount is included in interest expense in the consolidated statement of operations.
The Company incurred $420,000 of financing costs in connection with the issuance of the Note Payable. The resulting debt discount was being amortized to interest expense through December 2008.
In connection with the merger with Cross Shore on August 30, 2007, all of the outstanding 2003 and 2005 warrants were exchanged for a combination of cash and common shares of the combined entity (Note 2).
In addition, the Company repaid the Senior Subordinated Note Payable and the remaining accrued interest thereon upon the closing of the merger.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
8. Retirement Plan
The Company maintains a defined contribution 401(k) retirement plan (Plan), which covers all eligible employees as defined in the Plan. Employees who are at least 21 years of age and completed three months of service are eligible for the Plan. Under the Plan, participating employees may defer up to 15% of their pretax salary but not more than statutory limits. Employee contributions vest immediately. The Company does not match any deferrals and, therefore, has no related expense for the years ended December 31, 2007, 2006 and 2005.
9. Income Taxes
Net income (loss) before income taxes consists of the following components:

	Year ended December 31,
	2007	2006	2005

Domestic	($822,162)	$1,737,233	($1,683,079)
Foreign	(85,092)	99,877	—

Total net income (loss) before income taxes	($907,254)	$1,837,110	($1,683,079)

The provision for income taxes is as follows:

	Years ended December 31,
	2007	2006	2005

Current:
Federal	$1,654,022	$40,733	$—
State	258,708	—	—
Foreign	4,818	4,411	—

	1,917,548	45,144	—
Deferred:			—
Federal	(316,730)	—	—
State	(77,630)	—	—
Foreign	(15,101)	—	—

	($409,461)	$—	$—

Total	$1,508,087	$45,144	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. Income Taxes (continued)

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards and tax credits	—	41,628
Depreciation and amortization	41,037	97,204
Start up costs	267,620	—
Stock based compensation	57,188	—
Bad debt expense	221,999	81,143
Other reserves	121,862	66,359

Total deferred tax assets	709,706	286,334

Deferred tax liabilities:
Customer list	—	(129,355)
Depreciation and amortization	—	—

Total deferred tax liabilities	—	(129,355)
Valuation allowance for deferred tax assets	—	(156,979)

Net deferred tax assets (liabilities)	$709,706	$—

A valuation allowance was recorded against the net deferred tax asset in 2006 as its realization was uncertain. During 2007, the Company determined that the remaining valuation allowance is no longer necessary due primarily to forecasted pre-tax income in future years, and therefore the Company recorded a deferred tax benefit to relieve the valuation allowance in 2007. The short term portion of the deferred tax asset totaling $334,533 at December 31, 2007 is included in prepared expenses and other current assets in the accompanying consolidated balance sheet. During 2006, the Company utilized its remaining available federal net operating losses to offset 2006 federal taxable income. At December 31, 2007, the Company utilized substantially all of its remaining state net operating loss carry forwards to offset 2007 state taxable income.
A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,
	2007	2006	2005

Federal statutory income tax expense (benefit)	(317,540)	$624,617	($557,632)
State taxes, net of federal benefit	224,558	88,632	(69,502)
Impact of foreign taxes	36,847	21,066	—
(Decrease) increase in valuation allowance	(156,979)	(718,412)	600,983
Other permanent differences	1,721,201	29,241	26,151

Income tax expense	$1,508,087	$45,144	$—

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. Income Taxes (continued)
The effective tax rate for 2007 is significantly higher than the federal statutory rate primarily as a result of the significant interest charge for the put warrants discussed in Note 7, for which the Company will not receive a tax deduction. The tax effected amount of the interest charge for the put warrants is included in other permanent differences in the rate reconciliation for the year ended December 31, 2007.
At December 31, 2007, the Company has not recorded U.S. income or withholding taxes on undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years.
The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.
The Company records accrued interest and penalties related to unrecognized tax benefits in the income tax provision. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of December 31, 2007. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and for seven foreign jurisdictions. The Company may be subject to examination by the various taxing authorities generally for calendar years 2004 through 2007. Additionally, any net operating losses and other tax attribute carryovers that were generated in prior years and utilized in these years may also be subject to examination.
10. Stockholders’ equity (deficit)
Prior to the Merger with Cross Shore
The Company was authorized to issue up to 25,301,475 shares of Common Stock with no par value. Of the shares authorized, 2,108,456 shares of Common Stock were reserved for issuance pursuant to the Company’s 2002 Equity Incentive Plan (Note 12).
Stockholder notes receivable represented amounts borrowed by certain employees to finance the purchase of common stock. Such amounts were repaid in full in 2006.
The Company issued 393,579 warrants to certain investors in 2003 in connection with a bridge loan. Such warrants are exercisable at $0.4695 per share at any time through 2013. In connection with the merger, such warrants were exchanged for a combination of cash and common shares of the combined entity (Note 2).
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, the Company is authorized to issue up to 1,000,000 shares of Preferred Stock and 150,000,000 shares of Common Stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans (Note 12).

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. Stockholders’ equity (deficit) (continued)
A total of 1,500,000 shares held by RPS stockholders prior to the merger were placed in escrow pursuant to the merger agreement with Cross Shore. Assuming no claims are made against the escrow fund, 60% of the escrow shares will be released on August 30, 2008 and the remainder will be released on August 30, 2009.
The Company’s stockholders are granted certain rights to register their shares under the securities laws of the United States pursuant to two separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those holding shares in RPS prior to the merger. The Investor Rights Agreement (as defined below) pertains to those acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company agreed to use commercially reasonable efforts to file a registration statement under the Exchange Act within 120 days after the date of the merger, and to cause the registration statement to become effective within 90 days after it is filed. If these deadlines are not met, the Company agreed to issue additional shares to stockholders as liquidated damages in the amount of 1% of all or a portion of such holder’s securities for up to four months each. The Company’s registration statement on Form 10 under the Exchange Act was filed and became effective within the required time period pursuant to the provisions of the Investor Rights Agreement.
The Company is also required to file a shelf registration statement on Form S-3 within 90 days after becoming eligible to do so. In addition, the holders of the Company’s stock and warrants are entitled to no more than three demand registrations (covering in each case a minimum of 15% of the shares then outstanding) and piggyback registration rights. If the Company files a shelf registration for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws.
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares and warrants on any registration statement filed by the Company pursuant to the Securities Act in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares and warrants that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares, warrants, and other stock to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Exchange Act that are required to be made pursuant to our contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares and warrants to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s Registrable Securities for up to two months.
Subsequent to the date of the merger with Cross Shore, the Company also has a total of 1,357,179 common stock warrants (IPO Warrants) outstanding. Such warrants are immediately exercisable at any time through April 2010. All of the warrants are exercisable at $5.00 per share. These warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 (Note 2).

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. Stockholders’ equity (deficit) (continued)
Subsequent to the Merger with Cross Shore (continued)
The Warrants are redeemable at the Company’s option at a price of $.0001 per Warrant only in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given and the weekly trading volume of the Company’s Common Shares has been at least 550,000 shares for each of the two calendar weeks before the Company sends the notice of redemption.
In addition, a total of 186,667 options remain outstanding from the date of the Cross Shore initial public offering in April 2006 (Note 2). These options (Underwriter Purchase Options) were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitle the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. Should the options be exercised, the warrants received will be fully vested with exercise prices of $5.00 per share at any time through April 2010. Such warrants are subject to the same provisions as the IPO Warrants discussed above.
In January 2008, the Company issued 336,000 shares of common stock to certain investors pursuant to the provisions of certain Underwriter Purchase Options that were tendered by such investors in connection with the merger with Cross Shore.
11. Redeemable Convertible Preferred Stock
Prior to the Merger with Cross Shore
The Company authorized the issuance of up to 7,593,198 shares of Series A 8% Convertible Preferred Stock and 1,279,130 shares of Series B 8% Convertible Preferred Stock. The rights and preferences of the Series A and Series B Preferred Stock were as follows:
Dividends
The holders of shares of Preferred Stock were entitled to receive an annual cash dividend at a rate of 8% (or $0.0424 per share of Series A Preferred Stock and $0.1273 per share of Series B Preferred Stock). Such dividends were cumulative and were payable, whether or not declared by the Board of Directors, upon conversion, redemption, liquidation, or disposition of the preferred shares subject to full payment of the Senior Subordinated Note. The Company recorded Preferred Stock accretion for the preferred dividends in the amount of $320,819 in 2007 through the August 30, 2007 merger with Cross Shore, and $484,800 for 2006 and 2005, respectively. Preferred dividends accreted through December 31, 2006 and 2005 totaled $2,313,360 and $1,828,560, respectively.
Liquidation
In the event of a liquidation of the Company, the holders of Preferred Stock were entitled to receive the accrued but unpaid dividends to the date of liquidation plus an amount equal to the greater of $0.5301 per outstanding share for the Series A Preferred Stock and $1.5914 per outstanding share for the Series B Preferred Stock or such additional amount as would have been received if the holders of the Series A or Series B Preferred Stock converted their securities into Common Stock immediately prior to liquidation and participated in the liquidation on a pro rata basis in relation to the stock held by the common stockholders.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. Redeemable Convertible Preferred Stock (continued)
Redemption
At any time on or after the fifth anniversary of the Series B issuance date (December 2008), the Company would, upon written notice of holders of not less than a majority of the then-outstanding shares of Preferred Stock, redeem all or a portion of the outstanding shares at a price equal to $0.5301 per share for the Series A Preferred Stock and $1.5914 per share for the Series B Preferred Stock plus all accrued but unpaid preferred dividends through the redemption date.
Conversion
Each share of Preferred Stock was convertible at the election of the holder into such number of shares of Common Stock as determined by dividing $0.5301 for the Series A Preferred Stock and $1.5914 for the Series B Preferred Stock by the applicable conversion price in effect at the time of conversion. Upon conversion, the holders of Preferred Stock were entitled to receive, in cash, an amount equal to all unpaid dividends accreted through the date of conversion. The Series A conversion price was $0.5301 per share at December 31, 2006 and 2005, and the Series B conversion price was $1.5914 at December 31, 2006 and 2005.
The Company was required to reserve, out of its authorized but unissued Common Stock, the full number of shares of Common Stock deliverable upon the conversion of the outstanding shares of the Preferred Stock. As of December 31, 2006 and 2005, the Company reserved 8,872,328 shares of Common Stock for issuance upon conversion of both the Series A and Series B Preferred Stock. The conversion price was subject to adjustment in the event that the Company issued additional stock at a price per share that is less than the Preferred Stock conversion price in effect immediately prior to the issuance of such stock. In such an event, the Preferred Stock conversion price would be reduced to an amount equal to such lower purchase price or $0.0071 if there is no consideration. The conversion price was also subject to adjustment for events of dilution including, but not limited to, stock dividends and stock splits. Shares of the Preferred Stock would automatically be converted into shares of Common Stock, at the then-effective conversion rate immediately prior to the closing of an underwritten public offering of Common Stock with gross proceeds of at least $20 million and an offering price equal to at least 300% of the Series A conversion price and 100% of the Series B conversion price then in effect.
Voting Rights
The holders of the Preferred Stock were entitled to elect two directors to the Board and vote on all matters on which holders of Common Stock are entitled to vote, casting such number of votes equal to the number of shares of Common Stock into which the Preferred Stock is then convertible. In addition, the Company would not, without the approval of the holders of the Preferred Stock (i) amend the articles of incorporation in a manner adverse to the rights of the preferred stockholders, (ii) authorize any class or series of capital stock ranking senior to the Preferred Stock, (iii) increase the number of authorized shares of Preferred Stock, (iv) change the rights of the Preferred Stock, (v) repurchase or declare a dividend on any shares of Common Stock other than as provided in agreements in existence on the Preferred Stock issuance date, and (vi) authorize a merger or consolidation of the Company.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. Redeemable Convertible Preferred Stock (continued)
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, all of the outstanding shares of Series A and Series B Preferred Stock were converted into shares of common stock of the combined entity. In addition, all accumulated dividends of the Series A and Series B Preferred Stock accrued through the date of the merger, totaling $2.63 million, were paid to the investors.
12. Stock Option Plan
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) which permits the granting of incentive stock options, nonqualified stock options and restricted stock. The Company has authorized the issuance of up to 2,108,456 shares of Common Stock to satisfy grants under the Plan. Stock options issued generally vest over a three-year period. The exercise period is determined by the Company’s Board of Directors, but may not exceed ten years from the date of grant. Each option entitles the holder to purchase one share of Common Stock at the indicated exercise price.
In connection with the merger with Cross Shore, the Company adopted the 2007 Stock Incentive Plan (2007 Incentive Plan) on August 30, 2007. The 2007 Incentive Plan permits awards of options and restricted stock. At December 31, 2007, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount can be adjusted to increase to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. Stock Option Plan (continued)
The following table summarizes activity under the 2002 and 2007 Incentive Plans:

	Options	Number of	Weighted
	Available For	Options	Average Exercise
	Grant	Outstanding	Price

Balance, December 31, 2003	1,086,174	724,268	$0.36
Granted	(566,832)	566,832	$0.82
Forfeited/cancelled	218,394	(218,394)	$0.49

Balance, December 31, 2004	737,736	1,072,706	$0.58
Granted	(208,418)	208,418	$0.82
Forfeited/cancelled	266,099	(266,099)	$0.56

Balance, December 31, 2005	795,417	1,015,025	$0.64
Authorized	905,221	—	$—
Granted	(1,188,396)	1,188,396	$0.85
Forfeited/cancelled	180,827	(180,827)	$0.63

Balance, December 31, 2006	693,069	2,022,594	$0.75
Authorized	4,076,608	—	$—
Granted	(775,107)	775,107	$4.98
Exercised	—	(52,773)	$0.58
Forfeited/cancelled	(14,963)	(14,963)	$0.91

Balance, December 31, 2007	3,979,607	2,729,965	$1.94

The weighted average grant date fair value of options granted was $1.70 and $0.15 during the years ended December 31, 2007 and 2006, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $177,000. There were no option exercises during any other periods presented.
At December 31, 2007, 354,182 options were exercisable at $0.37 per share, 989,566 options were exercisable at $0.83 per share and 6,252 options were exercisable at $1.66 per share. The weighted average remaining contractual life of the outstanding options at December 31, 2007 was 7.9 years. The weighted average remaining contractual life of the fully vested options at December 31, 2007 was 6.7 years. The aggregate intrinsic value of options outstanding, and fully vested at December 31, 2007 are $6.1 million and $4.2 million, respectively.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $1,578,000, $1,192,000 and $976,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company is the lessee of approximately $1,200,000 of automobiles and equipment under capital leases expiring through 2010. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $180,000, $34,000 and $71,000 is included in depreciation expense for the years ended December 31, 2007, 2006 and 2005 respectively.
Future minimum lease payments subsequent to December 31, 2007 under capital and noncancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2008	$625,053	$1,355,696
2009	381,091	1,327,793
2010	64,297	1,208,898
2011	—	1,147,925
2012	—	1,164,477
Thereafter	—	5,236,109

Total minimum lease payments	1,070,441	$11,440,898
Less amount representing interest	120,333

Present value of net minimum lease payments	$950,108

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14. Related Party Transactions
In October 2007, the Company repurchased 750,000 shares of Common stock from a shareholder for $3,637,500.
In November 2007, the Company entered into a consulting agreement with a shareholder to assist the Company in identifying potential acquisition candidates. The consulting agreement expired in December 2007 and required payment to the shareholder totaling $600,000 for such services. Such amount was recognized as selling, general and administrative expense during 2007 and is included in accrued expenses at December 31, 2007 in the accompanying balance sheet. Such amount was paid in the first quarter of 2008.
15. Interim Consolidated Financial Information (unaudited)
The following table sets forth certain unaudited quarterly consolidated financial data for each quarter in our two last completed fiscal years. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Service revenue	$26,042,221	$28,811,211	$30,931,219	$34,674,808
Reimbursement revenue	3,498,340	3,439,534	3,306,979	3,678,931

Total revenue	29,540,561	32,250,745	34,238,198	38,353,739

Direct costs	18,918,286	20,739,044	22,634,128	25,358,888
Reimbursable out-of-pocket costs	3,498,340	3,439,534	3,306,979	3,678,931
Selling, general and administrative expenses	5,516,859	6,133,971	6,668,230	8,467,688
Depreciation and amortization	179,917	227,760	309,778	426,279

Income from operations	$1,427,159	$1,710,436	$1,319,083	$421,953

Net income (loss)	$3,229,940	($1,382,347)	($22,462)	($4,240,472)

Net income (loss) per share:
Basic	$0.57	($0.27)	($0.01)	($0.13)
Diluted	$0.19	($0.27)	($0.01)	($0.13)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Service revenue	$17,851,939	$20,594,167	$21,904,417	$24,066,830
Reimbursement revenue	1,994,806	2,320,195	2,852,551	3,105,828

Total revenue	19,846,745	22,914,362	24,756,968	27,172,658

Direct costs	13,003,764	14,774,838	15,976,753	17,609,633
Reimbursable out-of-pocket costs	1,994,806	2,320,195	2,852,551	3,105,828
Selling, general and administrative expenses	4,225,910	4,780,490	4,944,840	5,118,569
Depreciation and amortization	203,555	210,276	213,574	273,500

Income from operations	$418,710	$828,563	$769,250	$1,065,128

Net income (loss)	$138,011	$511,754	$437,694	$704,507

Net income (loss) per share:
Basic	$0.01	$0.07	$0.06	$0.11
Diluted	$0.01	$0.03	$0.03	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedule
     (1) We have filed the following documents as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	28
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	29
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2007, 2006 and 2005	30
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	31
Notes to Consolidated Financial Statements	32
     (2) Schedules to financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.2	First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.3	Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

Exhibit No.	Description
4.3	Registration Rights Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Stephen Stonefield, Jon Burgman, CSA I, LLC, CSA II, LLC, CSA III, LLC, and Sunrise Securities Corp. **

4.4	Share Escrow Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Dennis Smith, Edward Yang, Jon Burgman, Stephen Stonefield, CSA I, LLC, CSA II, LLC, CSA III, LLC, Sunrise Securities Corp., and Collins Stewart Limited. **

4.5	Specimen Certificate of Common Stock**

4.6	Specimen Warrant Certificate**

4.7	ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan**

4.8	Warrant Deed dated April 24, 2006 between Cross Shore Acquisition Corporation and Capita IRG (Offshore) Limited**

4.9	Unit Purchase Option for the Purchase of 933,333 Units of Cross Shore Acquisition Corporation dated April 24, 2006**

10.1	Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006***

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006***

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007***

10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman***

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan***

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo***

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith***

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang***

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc. *

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

RESEARCH PHARMACEUTICAL SERVICES, INC.
March 20, 2008	By:	/s/ Daniel M. Perlman
Daniel M. Perlman
Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 19, 2008.

Signatures	Title(s)

/s/ Daniel M. Perlman	Chief Executive Officer and Chairman of the Board of Directors
Daniel M. Perlman

President, Director
Harris Koffer

/s/ Steven Bell	Chief Financial Officer, Secretary
Steven Bell

/s/ Daniel Raynor	Director
Daniel Raynor

/s/ James Macdonald	Director
James Macdonald

/s/ Stephen Stonefield	Director
Stephen Stonefield

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.2	First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.3	Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

4.3	Registration Rights Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Stephen Stonefield, Jon Burgman, CSA I, LLC, CSA II, LLC, CSA III, LLC, and Sunrise Securities Corp. **

4.4	Share Escrow Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Dennis Smith, Edward Yang, Jon Burgman, Stephen Stonefield, CSA I, LLC, CSA II, LLC, CSA III, LLC, Sunrise Securities Corp., and Collins Stewart Limited. **

4.5	Specimen Certificate of Common Stock**

4.6	Specimen Warrant Certificate**

4.7	ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan**

4.8	Warrant Deed dated April 24, 2006 between Cross Shore Acquisition Corporation and Capita IRG (Offshore) Limited**

4.9	Unit Purchase Option for the Purchase of 933,333 Units of Cross Shore Acquisition Corporation dated April 24, 2006**

10.1	Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006***

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006***

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007***

10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman***

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

Exhibit No.	Description
10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan***

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo***

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith***

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang***

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc. *

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.