Form 10-K/A
period 2007-12-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2008-04-28
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
(215) 540–0700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of class)
Warrants to purchase Common Stock
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934. Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐                                                                                                                                 Accelerated filer ☐

      Non-accelerated filer ☑  (Do not check if a smaller reporting company)                                                      Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $100,800,007 based on the closing price as reported on the Alternative Investment Market of the London Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date,

Class	Outstanding at April 16, 2008
Common Stock, par value $0.0001 per share	32,542,388

Explanatory Note
     We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2008 (the “Original Filing”). We are amending the 2007 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. We had originally intended to incorporate this information by reference from our definitive proxy statement, which we had anticipated filing by April 29, 2008, in accordance with General Instruction G(3) to Form 10-K. Since we do not expect to be filing our definitive proxy statement by April 29, 2008, we are hereby filing this Amendment to include the required information.
     Part III of the 2007 10-K is hereby amended and restated in its entirety with the Part III set forth below. In addition, we are filing new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof. This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Original Filing. Except for the addition of the Part III information and the filing of the certifications, no other changes have been made to the 2007 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2007 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the 2007 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The following table presents information concerning our Board of Directors, including their ages, positions with our company, and the Class of which they are a member.

Name	Age	Position	Class
Daniel M. Perlman	51	Chairman of the Board of Directors and Chief Executive Officer	Class III
Harris Koffer	55	President, Chief Operating Officer, and Director	Class III
Daniel Raynor	48	Director	Class II
James R. Macdonald	51	Director	Class I
Stephen E. Stonefield	59	Director	Class I
     Set forth below is biographical information concerning our directors:
     Daniel M. Perlman joined our predecessor company, ReSearch Pharmaceutical Search, Inc. in 1998 as President and became Chief Executive Officer and Chairman of the Board of Directors of Old RPS (“Old RPS” refers to our company prior to our merger with Cross Shore Acquisition Corporation (“Cross Shore”) in August 2007) in 2001. He was the Chief Executive Officer of Old RPS prior to the merger between Old RPS and Cross Shore and became our Chief Executive Officer, a Class III Director, and Chairman of the Board of Directors following the merger. Prior to joining Old RPS, Mr. Perlman served as Vice President — Operating Specialties, at Kforce Inc., where he started the contract staffing divisions in the pharmaceutical, healthcare, engineering, legal and scientific industries. From 1990 to 1993, Mr. Perlman served as Managing Director of a local division of CDI Corporation, where he specialized in pharmaceutical outsourcing. Prior to that, Mr. Perlman worked at a private label division of Goodyear where he last served as Vice President — Sales and Marketing, Private Label Division. From 1985 until 1990, Mr. Perlman was President of TKA, a tire company in eastern Pennsylvania. He graduated from The Haverford School and the University of Pennsylvania Wharton School.
     Harris Koffer joined Old RPS in July 2006 as President, Chief Operating Officer and a director, and became our President, Chief Operating Officer and a Class III Director following the merger between Old RPS and Cross Shore in August of 2007. Prior to joining Old RPS, from December 2005 to June 2006, Dr. Koffer served as Corporate Executive Vice President and President, Cardiac Safety Services, for Medifacts International. Dr. Koffer resigned from all positions he held at Medifacts International in June, 2006. On January 28, 2007, Medifacts International filed for Chapter 11 bankruptcy protection. Dr. Koffer also served as Vice President, Clinical Trials and Pharmaceutical Business Development, for Quest Diagnostics from 2000 to 2005, and served in various positions at Covance Inc. and its predecessor companies from 1981 to 2000, including as Vice President and General Manager of Covance Clinical Services from 1995 to 1998, Vice President, Clinical Trials Research & Development from 1998 to 2000 and President of Covance Periapproval Services from 1992 to 1995. Dr. Koffer has served as Adjunct Assistant Professor of Pharmacy in Medicine at the University of Pennsylvania School of Medicine and Clinical Associate Professor of Pharmacy at the Philadelphia College of Pharmacy and Science. Dr. Koffer has published and presented numerous papers in the fields of cardiovascular clinical pharmacology and pharmacoeconomics. He earned both a bachelor of science in pharmacy and a doctor of pharmacy degree from the Philadelphia College of Pharmacy and Science and completed a Fellowship in Clinical Pharmacology at Thomas Jefferson University Hospital in Philadelphia.
     Daniel Raynor began serving as a director of Old RPS in 2001 and continued to serve as a Class II Director following the merger between Old RPS and Cross Shore in August 2007. He is a managing partner of The Argentum Group, a private equity firm, a position he has held since co-founding the firm in 1987. Mr. Raynor also serves as a director of NuCO2, Inc. and Comforce, Inc., both public companies. Mr. Raynor also serves as a director of several private companies in which Argentum’s managed funds have an equity interest. He received a B.S. in economics from The Wharton School, University of Pennsylvania.
     James Robert Macdonald began serving as a director of Old RPS starting in 2001 and continued to serve as a director following the merger between Old RPS and Cross Shore in August 2007. Mr. Macdonald is a Managing Director of First Analysis Corporation, an investment research and private equity management company. Mr. Macdonald joined First Analysis in 1997. Prior to that, he was employed by Nalco Chemical Company from 1983 to 1997. Mr. Macdonald is on the boards of several other private companies as part of his investment role with First Analysis. Mr. Macdonald graduated with a BS in Civil Engineering from Cornell University and an MBA from Harvard Business School.
     Stephen E. Stonefield became a director of Cross Shore in 2006 and pursuant to the terms of the merger agreement between Old RPS and Cross Shore, Mr. Stonefield was named as a Class I Director of RPS. Mr. Stonefield has also served as Executive Chairman of Precise Asset Management Pte. Ltd. since 2004. In 2003, Mr. Stonefield retired after three decades of senior positions in investment banking, largely in Asia, most recently as Chairman, Pacific Region, of Credit Suisse First Boston (CSFB), and former Vice-Chairman and member of the Executive Board of CSFB. Prior to CSFB, Mr. Stonefield was a Managing Director at Smith Barney in New York, where he was head of Equity Capital Markets and Financing Services and a member of the Firm’s Steering Committee. Prior to that, he was a Managing Director at Morgan Stanley in Tokyo and New York. He began his career in finance at Continental Illinois Ltd. Mr. Stonefield has also served as a member of the Economic Review Committee for financial services in Singapore, the Securities Industry Council of Singapore, and as a member of the International Advisory Board Kuala Lumpur Stock Exchange in Malaysia. Mr. Stonefield graduated summa cum laude from Dartmouth College and has an M.A. from Harvard University.
Executive Officers
     Set forth below is biographical information concerning our executive officers who do not also serve on our Board of Directors. The biographies for Mr. Perlman and Dr. Koffer are set forth above under the caption “Directors” in this Amendment.

Name	Age	Position
Janet L. Brennan	47	Chief Clinical Officer and Executive Vice President of Global Operations
Steven Bell	50	Executive Vice President of Finance and Chief Financial Officer
Samir Shah	33	Vice President-Strategic Development
Joseph D. Arcangelo	48	Executive Vice President-Recruitment Operations
     Janet L. Brennan joined Old RPS in 1999 as Vice President of Clinical Operations and was promoted to Chief Operating Officer in 2001 and her current position of Chief Clinical Officer and Executive Vice President of Global Operations in 2006, and remained in that position following our merger. She has been instrumental in building our Clinical Affairs and Operations divisions, and is responsible for our international expansion. In her current position, Ms. Brennan directs all of our merger and acquisitions activity. Ms. Brennan has over sixteen years of experience in the outsourcing industry, and previously worked for Kendle International, IBAH Worldwide Development Services (now Omnicare), and at the PACT Division of Covance. She has a wide range of experience which includes holding positions as a Safety Associate, Clinical Research Associate, Project Manager, Director of Clinical Monitoring, Director of Project Management, and Director of Clinical Operations. In addition to this experience, Ms. Brennan has extensive experience in strategic planning, budget development and maintenance, personnel oversight, business development, and acquisition due diligence and integration activities. Ms. Brennan’s clinical trial experience includes Phase I, Phase II, Phase III, Phase IV, and Treatment Investigational New Drug applications. Ms. Brennan is a registered nurse and holds a Bachelors of Science Degree in nursing from Thomas Jefferson University in Philadelphia, Pennsylvania.
     Steven Bell joined Old RPS in 2003 as Executive Vice President, Finance and Chief Financial Officer, and remained in that position following our merger. Prior to joining RPS in 1999, Mr. Bell served as Chief Financial Officer for CareScience, Inc., a publicly traded healthcare technology company located in Philadelphia. Before that, Mr. Bell spent four years at The MRC Group, Inc., a national medical transcription company, where he served as Senior Vice President of Finance. In addition to his executive experience, Mr. Bell’s career includes thirteen years in public accounting, first at Price Waterhouse, and then as a partner in the firm Zelenkofske, Axelrod and Co. Mr. Bell is a certified public accountant. He received his Bachelor’s Degree in Business Administration from Temple University in Philadelphia, Pennsylvania.
     Samir Shah serves as our Vice President, Strategic Development and joined Old RPS in 2000. Mr. Shah oversees business development and has responsibilities for corporate expansion. From 1992 until he joined RPS, Mr. Shah worked in the pharmaceutical, biotech and CRO industries in various roles in both clinical research and business operations including Parexel International, US Bioscience, Zeneca Pharmaceuticals, and IBAH (Bio-Pharm) Clinical Services. Mr. Shah began his career in the Department of Psychiatry/Pharmacology at the University of Pennsylvania Medical Center where he was a Research Scientist. Mr. Shah received a Bachelor’s of Science Degree in Bio-Psychology from Saint Joseph’s University in Philadelphia, Pennsylvania.
     Joseph D. Arcangelo serves as our Executive Vice President of Recruitment Operations, and has more than 21 years of experience in the pharmaceutical recruitment and staffing industry. Prior to joining RPS in 1996, he was founder and CEO of an executive search firm dedicated to the pharmaceutical research and development area, and previously spent five years at a division of Management Recruiters International where he managed an office dedicated to the bioanalytical and scientific sales fields. He is an accredited Certified Senior Account Manager. Mr. Arcangelo received a Bachelor’s Degree in Psychology from Temple University in Philadelphia, Pennsylvania.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock (collectively “reporting persons”), to file reports of ownership and changes in ownership with the

Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. During our most recently completed fiscal year, none of our reporting persons were required to file reports under Section 16(a) because we were not registered under Section 12 of the Securities Exchange Act of 1934 during 2007.
Code of Ethics and Corporate Governance
     As of the date of this Amendment, we have not established a code of ethics as that term is defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934. RPS recently became registered under the Securities Exchange Act of 1934, but is not yet listed on an exchange or inter-dealer quotation system that requires a code of ethics or a code of conduct. While we have always strived to operate RPS using the utmost honest and ethical practices, and to document, consider, and resolve actual or apparent conflicts of interest openly, fairly, and in the best interests of RPS and our stockholders, we have not adopted a formal code that codifies these practices. We anticipate adopting a code of ethics prior to registering on a United States exchange.
     We adopted a written Code on Dealing in Securities prior to our merger with Old RPS, which requires the Chairman and Chief Executive Officer to notify and receive approval from our Board of Directors when the acquisition or disposition of our securities is proposed, and the party proposing to sell or buy those securities owns more than 3% of our outstanding securities. No such acquisition or disposition is permitted without approval of our Board of Directors, and our Board of Directors must determine that the proposed transaction is fair and reasonable to our stockholders. Our Board of Directors has up to five days to review the proposed transaction, written approval or disapproval must be prepared, and the transaction must take place within two days after the date of the approval, if approval is granted.
     We do not have a specific policy for transactions not involving our securities, but our past practice has been that our Board of Directors must review and grant approval for transactions involving related parties and/or significant expenditures.
Stockholder Proposals of Board of Director Nominees
     We have not adopted a procedure by which our stockholders may recommend nominees to our Board of Directors.
Audit Committee
     The members of our audit committee are James Macdonald (Chairman) and Stephen Stonefield. Our audit committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm.
     Both James Macdonald and Stephen Stonefield have significant past employment experience in finance, are independent directors, and are our audit committee financial experts. We believe that the composition of our audit committee meets the requirements for independence under the current SEC and NASDAQ rules and regulations.
     The audit committee’s charter is set forth on our website, www.rpsweb.com, under the section of the heading “Investor Relations.”
Item 11. Executive Compensation
Compensation Committee Report
     The Compensation Committee has reviewed the following Compensation Discussion and Analysis with our management, and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee — Fiscal Year 2007

Daniel Raynor, Chair
Stephen Stonefield
Compensation Discussion and Analysis
Background
     From April 24, 2006, the date of Cross Shore’s initial public offering on AIM, to August 29, 2007, the date in which Daniel Perlman, Harris Koffer, and Steven Bell became Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of RPS, respectively, the Cross Shore executive management team was not compensated for their services, except reimbursement for out-of-pocket expenses related to identifying and performing due diligence on a potential acquisition target and the arrangements described in the section of this Amendment entitled “Certain Relationships and Related Party Transactions, and Director Independence.” The information disclosed in this section of this Amendment describes the executive compensation of the named executive officers of Old RPS and RPS during 2006 and 2007, including executive compensation changes that occurred after the merger with Old RPS on August 30, 2007 (the “Merger”), as indicated throughout this section of this Amendment.
Overview of Compensation Program
     Prior to the Merger, the compensation committee of the Board of Directors of Old RPS consisted of at least two, but no more than three of Old RPS’ directors. The members of the Old RPS compensation committee could not be employees of Old RPS, but the Old RPS compensation committee was permitted to consult with Old RPS’ Chief Executive Officer or President regarding the compensation of officers or employees other than the Chief Executive Officer or President. Prior to the merger, James Macdonald and Daniel Raynor were the two members of Old RPS’ compensation committee, and the compensation committee consulted with Daniel Perlman on compensation decisions outside of compensation decisions relating to Mr. Perlman.
     Old RPS’ compensation committee had the authority to review and approve the salary, bonus, equity incentive awards, and all other significant terms of employment for Old RPS’ Chief Executive Officer, President, Old RPS employees that reported directly to the CEO or President, and all Old RPS employees with an annual base salary exceeding $150,000. Old RPS’ compensation committee operated through fiscal year 2006 and until August 30, 2007, when it was replaced with the compensation committee described immediately below in connection with the Merger.
     The Compensation Committee (the “Committee”) of the Board of Directors of RPS was formed in conjunction with the Merger, and has responsibility for reviewing and approving the recommendations of management with respect to the appropriate management compensation policies, programs and levels, and continually monitoring adherence to our compensation philosophy. The Committee is responsible for ensuring that the total compensation paid to the executive officers is fair, reasonable and competitive. The Committee must recommend to the Board of Directors, and the Board of Directors must review and, if it deems appropriate, approve all changes to our Chief Executive Officer and any other executive officer’s compensation packages.
     The Committee comprises two members: Daniel Raynor and Stephen Stonefield. Both members are independent directors under the applicable standards of NASDAQ. Mr. Raynor serves as the Chair of the Committee. The Committee’s charter is available on our website, www.rpsweb.com, under the heading “Investor Relations.”
Objectives of RPS’ Compensation Program
     The primary objective of RPS’ current compensation program is to ensure that members of the executive management of RPS are provided with appropriate incentives to encourage enhanced performance and are, in a fair and responsible manner, rewarded for their individual contributions to the success of RPS. The Committee reviews and approves RPS’ compensation program to provide sufficient compensation opportunities for executives in order to attract, retain and motivate the best possible management team to lead RPS in the achievement of both its short- and long-term performance goals. The Committee has identified that the first step in attracting and retaining executives is to ensure that RPS’ compensation program is competitive in the marketplace. Furthering this goal, RPS’ compensation packages for executive officers, including the Chief Executive Officer, consist of a base salary, opportunities for bonus cash compensation, and long-term compensation in the form of equity ownership.
     Each of our named executive officers has a written employment agreement setting forth the material terms of employment. Pursuant to the Merger, certain named executive officers entered into new employment agreements with RPS. The material terms of the named executive officers’ employment agreements currently in effect are described in the section following the Summary Compensation Table.
     On an ongoing basis, the Committee determines what adjustments to base salary, the amount of cash bonus, the performance targets for performance-based compensation, and the appropriate level and targets for other compensation, if any, would be appropriate for the executives. The Committee, annually and as it otherwise deems appropriate, meets with the Board of Directors to obtain recommendations with respect to RPS’ compensation programs for executives and other employees. The Board of Directors may make recommendations to the Committee on base salary, performance targets and other terms, which the Committee may consider. No director or executive is involved in any decisions as to their own compensation.
Long-Term versus Currently-Paid Compensation
     Currently, paid compensation to RPS’ executives includes base salaries, which are paid in regular installments in accordance with RPS’ general payroll practices and are subject to customary withholding, cash bonuses at the sole discretion of the Board of Directors or based on achieving business and financial goals determined by the Board of Directors or the Committee and approved by the Committee, and perquisites and personal benefits, which are paid consistent with RPS’ policies in appropriate circumstances. RPS’ long-term compensation provides for stock options. The executives may also participate in RPS’ 401(k) plan, which is open to employees that have completed at least three months of service and are at least 21 years of age.
     RPS’ compensation structure for its executives attempts to balance the need of the executives for current income with the need to create long-term incentives that are directly tied to achievement of our long-term targets and enhanced stockholder value. The allocation between cash and non-cash or short-term and long-term incentive compensation is set by the terms of the individual employment agreement and the terms of RPS’ equity incentive plan. Income from elements of incentive compensation is realized as a result of the performance of RPS or the executive, depending on the type of award, compared to goals proposed by the Board of Directors and approved by the Committee on an annual basis. Historically, the majority of RPS’ executives’ compensation packages have been in the form of annual base salary and cash performance bonuses.
Compensation Components
     For the fiscal years ended December 31, 2006 and December 31, 2007, the principal compensation components for the named executive officers consisted of the following:
•	Base salary: fixed pay that takes into account an individual’s role and responsibilities, experience, expertise, and individual performance.

•	Performance bonuses: paid to reward attainment of annual business and financial performance targets that were set by the Board of Directors, and approved by the compensation committee of Old RPS, and the Committee, as applicable.

•	Long-term incentives: issued to reward increases in stockholder value over longer terms and align the interests of executives with the interests of stockholders.
Base Salary
     Base salary is determined by an annual assessment of a number of factors, including an individual’s role and responsibilities, experience, expertise, individual job performance relative to responsibilities, impact on development and achievement of RPS’ business strategy, and competitive market factors for comparable talent. Base salaries may also be increased at other times if a change in scope of the officer’s responsibilities justifies such consideration or, in limited circumstances, to maintain salary competitiveness. RPS does not benchmark the compensation of its executives against the executives of other companies.
     Base salary for our named executive officers in 2006 and 2007 is shown in the Summary Compensation Table, under the heading “Salary” in this Amendment.
Performance Bonuses
     The Committee believes that some portion of overall cash compensation for executive officers should be “at risk,” that is, contingent on successful achievement of RPS’ business and financial targets. To that end, and depending on the financial and operating performance of RPS, the Board of Directors and the Committee augments cash compensation in appropriate circumstances with the payment of bonuses. These performance-based bonuses more closely align an individual’s overall compensation with his or her performance and/or the financial performance of RPS. The Committee believes that this bonus arrangement focuses our executives on long-term strategic issues, and aligns management’s interests with those of our stockholders.
     In fiscal years 2006 and 2007, Old RPS and RPS determined and awarded performance bonuses in the same manner. In each case, the Board of Directors reviewed and approved an annual budget that included a provision for awarding bonuses to the executive officers based upon achieving performance targets established by the Board of Directors for each fiscal year. Depending on whether Old RPS or RPS, as applicable, achieved, exceeded or fell short of the financial target established by the Board of Directors, the Board of Directors determined, in its sole discretion, whether an amount equal to or greater or less than the budgeted amount was paid in performance bonuses. The targets established by the Board of Directors serve as general guidelines for determining bonuses, but the ultimate determination regarding the performance bonus amount awarded to individual executive officers is at the discretion of the Board of Directors, taking into account any contractual provisions in an executive’s employment agreement. During 2006 and 2007, progress towards meeting the financial target was evaluated on a quarterly basis. Each executive officer was awarded 50% of the bonus that the Board of Directors determined that executive officer was entitled to receive for the relevant quarter, and the remaining bonus amounts were paid at the end of the fiscal year.
     The performance target established by the Board of Directors of Old RPS in fiscal year 2006 was an EBITDA target of $3,000,000, for which an aggregate bonus pool of $550,000 was available to the executive officers of Old RPS. In addition, the Board of Directors had the discretion to increase the amount available in the bonus pool based on Old RPS exceeding the established EBITDA target. For example, if EBITDA for 2006 exceeded the established target by up to $150,000, 100% of such excess could be added to the aggregate amount available for bonuses. Up to 25% of the next $550,000 in EBITDA could be contributed to the aggregate bonus pool, as well as 15% of any additional excess EBITDA amounts. The board of directors of Old RPS had sole discretion in determining whether to increase the size of the aggregate bonus pool if the EBITDA target was exceeded, as well as determining the percentage of the aggregate bonus pool to be paid to individual executive officers. In determining the amounts to be paid to individual executive officers, the board of directors of Old RPS considered factors including the performance of the individual executive and the performance of Old RPS as a whole, in addition to the performance target as measured by EBITDA.
     The performance target established by the board of directors of Old RPS at the beginning of the 2007 fiscal year, and retained after the Merger, was an EBITDA target of $7.5 million, for which an aggregate bonus pool of approximately $700,000 was available to the executive officers of Old RPS and RPS after the Merger. As in prior years, exceeding the EBITDA performance target could result in performance bonuses exceeding the amounts initially reserved in the aggregate bonus pool, and falling short of the EBITDA performance target could result in performance bonuses less than the amount reserved for the aggregate bonus pool. The board of directors of Old RPS and the Board of Directors of RPS after the Merger had sole discretion in determining whether to increase the size of the aggregate bonus pool if the EBITDA target was exceeded, as well as determining the percentage of the aggregate bonus pool to be paid to individual executive officers whether the EBITDA target was achieved, exceeded, or if RPS fell short of the performance target. Factors considered by the board of directors of Old RPS and the Board of Directors of RPS after the Merger when determining the amounts to be paid to individual executive officers included the performance of the individual executive and the performance as a whole of Old RPS or RPS, as applicable, in addition to the performance target as measured by EBITDA.
     In fiscal year 2006, Mr. Perlman was eligible for a target bonus of $100,000 for meeting Old RPS’ EBITDA target for that year, which could be increased at the discretion of the Board of Directors, as described above. In fiscal year 2006, his first year of employment, Dr. Koffer was eligible for a bonus equal to 50% of his base salary, pursuant to his employment agreement then in effect. Under his employment agreement in effect during fiscal year 2006, Mr. Bell was eligible to receive a bonus equal to 25% of his base salary, half of which was based on meeting personal objectives, half of which was based on the performance of Old RPS. Messrs. Shah and Arcangelo and Ms. Brennan were eligible for bonuses at the sole discretion of the Board of Directors, determined by the performance of Old RPS or RPS in relation to set profitability targets, and adjusted at the discretion of the Board.
     For 2006, performance-based bonuses earned as a percentage of base salaries were 49% for Mr. Perlman, 50% for Dr. Koffer, 20% for Mr. Bell, 33% for Mr. Shah, and 20% for Ms. Brennan. For 2007, performance-based bonuses earned as a percentage of base salaries were 49% for Mr. Perlman, 41% for Dr. Koffer, 33% for Mr. Bell, 33% for Mr. Shah, and 20% for Ms. Brennan. No executive officer is guaranteed to receive a bonus, with the exception that Dr. Koffer’s bonus was guaranteed for his service in 2006 following his hire in July of 2006.
     Performance bonuses for our named executive officers earned in 2006 and 2007 are shown in the Summary Compensation Table, under the heading “Non-Equity Incentive Plan Compensation” in this Amendment.
Long-Term Incentives
     The Committee considers long-term incentives to be an essential component of executive compensation so that a proper balance exists between short- and long-term considerations and enhancing stockholder value. The Committee believes that stock ownership by management and equity-based performance compensation arrangements are useful tools to align the interests of management with those of RPS’ stockholders. Prior to the Merger, Old RPS’ 2002 Equity Incentive Plan (the “2002 Plan”) was the primary means for granting stock ownership to the executive management. After the Merger, RPS adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and terminated Old RPS’ 2002 Plan. As part of the Merger, awards made under the 2002 Plan, unless terminated or exercised, were replaced with awards made under the 2007 Plan.
     The terms of the 2007 Plan, including provisions relating to termination and change in control, are described in the section of this Amendment entitled “ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan.”
     In December 2007, in connection with the Merger, we granted 450,000 options to Mr. Perlman, 180,000 options to Mr. Bell, and 120,000 options to Dr. Koffer under the 2007 Plan. Stock options held by RPS’ executives, employees, and consultants that were not terminated as a result of the Merger and/or exercised under the 2002 Plan have been replaced with stock options under the 2007 Plan pursuant to the formula established in the agreement governing the Merger, as amended. Each option granted under the 2002 Plan was terminated and converted into an option to purchase RPS’ stock exercisable for the number of whole shares of RPS’ common stock (rounded down to the nearest whole number of shares of RPS’ stock) underlying the option granted under the 2002 Plan, multiplied by 1.8140442. The per share exercise price of the replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the per share exercise price of the option granted under the 2002 Plan by 1.8140442.
Other Compensation and Benefits
     All of the executive officers are eligible to participate in certain benefit plans and arrangements offered to employees generally, including health, dental, life, disability, 401(k) and Section 125 plans. Consistent with RPS’ compensation philosophy, RPS intends to continue to maintain the current benefits for the executive officers. The Committee in its discretion may revise, amend or add to any executive’s benefits and perquisites as it deems advisable.
     RPS provides the executive officers with limited perquisites and other personal benefits that are not otherwise available to all RPS employees. We believe the few perquisites and other personal benefits made available to the executive officers are reasonable and consistent with RPS’ overall compensation program, and better enable RPS to attract and retain superior employees for key positions. Certain perquisites may be subject to the approval of the Committee, depending on the amount and type. Perquisites and personal benefits are taken into account as part of the total compensation to executive officers, and generally include a car allowance and premiums for health, dental, life and disability insurance paid on behalf of the executive officers, all as described in the footnotes to the Summary Compensation Table.
     Perquisites and other personal benefits for the named executive officers are described in the Summary Compensation Table, under the heading “All Other Compensation” in this Amendment.

Tax Considerations
     Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and the four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. The Committee generally intends to structure the performance-based portion of our executive compensation, when feasible, to comply with the exemptions provided in Section 162(m) so that the compensation remains tax deductible to us. However, the Board of Directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
Comparison of Named Executive Officer Compensation Prior to and Subsequent to the Merger
     All of Old RPS’ executive officers were retained after the Merger, and are currently executive officers of RPS. Pursuant to the Merger, Daniel Perlman, Harris Koffer, and Steven Bell each entered into new employment agreements with RPS, and Samir Shah entered into an employment agreement with RPS on December 6, 2007. The existing employment agreement between Ms. Brennan and Old RPS were retained and are in effect between RPS and Ms. Brennan.
     Comparing the base salary earned by the named executives in 2006 to the base salary earned by the named executives in 2007, after the Merger was completed, Mr. Perlman’s base salary increased by approximately 12%, Dr. Koffer’s base salary remained the same (on an annualized basis), Mr. Bell’s base salary increased by approximately 7%, Mr. Shah’s base salary increased by 10%, and Ms. Brennan’s base salary remained the same. The increase in base salary for the executive officers can primarily be attributed to the new employment agreements entered into by Messrs. Perlman and Bell in conjunction with the Merger, and the employment agreement entered into between RPS and Mr. Shah on December 6, 2007. Dr. Koffer’s base salary in his employment agreement in effect prior to the Merger and after the Merger remained constant. The increases in base salary reflected in the new employment agreements were due to a number of factors. Primarily, Old RPS had grown in both profitability and revenues since Messrs. Perlman, Bell, and Shah had entered into employment agreements with Old RPS, and their base salaries were increased during that time to reflect the growth that occurred during their respective tenures. Also, their base salaries were increased to reflect both actual and projected growth between the end of 2006 and the Merger. In addition, given the transitions consequent to the Merger, the increases in base salaries were determined to be an important part of retaining those executives that were instrumental to both completing the Merger and to the future of RPS.
     Comparing the performance bonus as a percentage of salary awarded to the executive officers at the end of 2006 to the performance bonuses as a percentage of salary after the Merger and at the end of 2007, Mr. Perlman’s performance bonus percentage remained the same, Dr. Koffer’s decreased by nine percentage points, Mr. Bell’s increased by 13 percentage points, and Mr. Shah’s and Ms. Brennan’s remained the same. The changes in performance bonuses can be attributed to the loss of the guaranteed performance bonus provided for in Dr. Koffer’s employment agreement for 2006, and Mr. Bell’s performance as our Executive Vice President of Finance and Chief Financial Officer. Under the employment agreements entered into or after the Merger, performance bonuses to Messrs. Bell and Shah are awarded at the sole discretion of the Board of Directors. Mr. Perlman and Dr. Koffer became eligible for performance bonuses of 60% and 50%, respectively, based on the increased revenues of Old RPS under their management, and also to reflect the general impression by Old RPS’ and Cross Shore’s respective boards of directors of the appropriate range of bonuses available to executives of similar title and responsibility in companies similar to Old RPS and RPS.
     Mr. Perlman received no compensation in the form of stock option awards in 2006, and received $84,621 in option award compensation in 2007 as a result of the 450,000 options awarded by virtue of his employment agreement entered into in conjunction with the Merger. Similarly, Mr. Bell and Dr. Koffer received an additional $34,554 and $48,102 in compensation in the form of stock option awards in 2007, respectively, when compared to 2006, also as a result of the stock options awarded by virtue of entering into their respective employment agreements in conjunction with the Merger. Mr. Shah’s compensation in the form of stock option awards in 2007 was not a result of the Merger, but rather the vesting of his options granted in 2006. Ms. Brennan received no compensation in the form of stock option grants during 2006 or 2007. The primary determinant in awarding stock options to Messrs. Perlman and Bell and Dr. Koffer in conjunction with the Merger was to align the interests of these executives with those of RPS’ stockholders. As a result of the Merger, many stockholders that were previously unfamiliar with Old RPS were now taking an equity interest in RPS, and to align the interests of these stockholders with management, as well as to retain these executives and assure continued alignment of interests between the executives and the RPS stockholders, the Board of Directors approved the award of stock options to Mr. Perlman, who prior to the Merger had not been granted stock options, and awarded additional options to Mr. Bell and Dr. Koffer.
     Comparing the total compensation earned by the named executives in 2006 to the total compensation earned by the named executives in 2007, after the Merger was completed, Mr. Perlman’s total compensation (excluding the one-time bonus he received upon completion of the Merger) increased by approximately 23%, primarily due to an increase in base salary and stock option compensation. Dr. Koffer’s total compensation (excluding the one-time bonus he received upon completion of the Merger) increased by approximately 7% (on an annualized basis), primarily due to an increase in stock option compensation as a result of options granted prior to the Merger vesting and options granted in conjunction with the Merger. Mr. Bell’s total compensation (excluding the bonus he received upon completion of the Merger) increased by approximately 22%, primarily due to an increase in bonus, compensation in the form of stock options, and an increase in base salary. Mr. Shah’s total compensation increased by approximately 11%, primarily due to an increase in base salary and bonus. Total compensation for Ms. Brennan increased by less than 1%, primarily due to an increased bonus. Including the one-time bonuses received upon completion of the Merger, Messrs. Perlman, Bell and Dr. Koffer’s total compensation for 2007 increased by 44%, 51%, and 15% (on an annualized basis), respectively.
Executive Compensation
Summary Compensation Table
     The table below summarizes the total compensation earned by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers in 2006 and 2007.

			Non-Equity
	Fiscal		Incentive Plan		All Other
Name and Principal Position (1)(12)	Year	Salary	Compensation	Option Awards (13)	Compensation		Total
Daniel M. Perlman	2006	$306,394	$146,890	—	$62,545	(2)	$515,829
Chief Executive Officer	2007	$350,000	$171,205	$84,621	$313,426	(3)	$919,252

Steven Bell	2006	$260,000	$53,044	$1,177	$22,798	(4)	$337,019
Chief Financial Officer	2007	$280,000	$91,309	$35,731	$273,863	(5)	$680,903

Harris Koffer	2006	$143,182	$71,591	$20,201	$11,320	(6)	$246,294
President and Chief Operating Officer	2007	$300,000	$122,289	$68,303	$78,780	(7)	$569,374

Janet Brennan	2006	$260,000	$53,044	—	$18,959	(8)	$332,003
Chief Clinical Officer	2007	$260,000	$52,992	—	$19,159	(9)	$332,151

Samir Shah	2006	$225,000	$73,445	$2,941	$25,951	(10)	$327,337
Vice President, Strategic Development	2007	$250,000	$81,526	$4,706	$31,101	(11)	$367,333

(1)	Neither the CEO, CFO, nor any of our other three most highly compensated executive officers received any compensation in the form of stock awards, bonuses, or a change in pension value and nonqualified deferred compensation earnings in 2006 or 2007. Accordingly, the corresponding columns have been omitted.

(2)	Mr. Perlman’s additional compensation for 2006 consists of $13,811 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile lease payments totaling $37,213 annually, payment of auto insurance premiums in the amount of $3,921, and automobile maintenance, repairs, and gasoline in the amount of $7,600.

(3)	Mr. Perlman’s additional compensation in 2007 consisted of $14,914 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile lease payments totaling $37,213 annually, payment of auto insurance premiums in the amount of $3,699, and automobile maintenance, repairs, and gasoline in the amount of $7,600, and a $250,000 bonus upon completion of the Merger.

(4)	Mr. Bell’s additional compensation for 2006 consists of $13,798 in medical, dental, and other insurance premiums paid by Old RPS, and a monthly automobile allowance totaling $9,000 annually.

(5)	Mr. Bell’s additional compensation in 2007 consisted of $14,863 in medical, dental, and other insurance premiums paid by Old RPS, a monthly automobile allowance totaling $9,000 annually, and a $250,000 bonus upon completion of the Merger.

(6)	Dr. Koffer’s additional compensation for 2006 consisted of Company paid medical, dental, and other insurance premiums in an amount of $4,650, and a monthly car allowance in the total amount of $6,670 for the portion of 2006 in which he was the Chief Operating Officer and President of Old RPS.

(7)	Dr. Koffer’s additional compensation in 2007 consisted of paid medical, dental, and other insurance premiums in the amount of $16,780, a monthly car allowance in an amount of $12,000 for 2007, and a $50,000 bonus upon completion of the Merger.

(8)	Ms. Brennan’s additional compensation for 2006 consists of $5,231 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile lease payments totaling $11,342 annually, and payment of auto insurance premiums and repairs in the amount of $2,386.

(9)	Ms. Brennan’s additional compensation in 2007 consisted of $6,111 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile lease payments totaling $10,788 annually, and payment of auto insurance premiums and repairs in the amount of $2,260.

(10)	Mr. Shah’s additional compensation for 2006 consists of $13,754 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile payments totaling $11,504 annually, and auto insurance premiums in the amount of $693.

(11)	Mr. Shah’s additional compensation in 2007 consisted of $14,684 in medical, dental, and other insurance premiums paid by Old RPS, monthly automobile payments totaling $9,120 annually, and auto insurance premiums in the amount of $1,297.

(12)	Mr. Dennis M. Smith was the Chief Executive Officer of Cross Shore until completion of the Merger, when Mr. Perlman replaced him as Chief Executive Officer. Mr. Smith did not receive any compensation for services rendered as CEO of Cross Shore during 2006 and until August 29, 2007, except reimbursement for out-of-pocket expenses incurred in identifying and performing due diligence on a target for a qualified business combination. Mr. Smith’s compensation is set forth in the “Director Compensation” table of this Amendment.

(13)	The amounts reported in the “Option Awards” column represent the amount of compensation cost recognized by us in 2006 and 2007 for financial statement reporting purposes, as computed in accordance with FAS 123(R). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R), see the section of our 2007 Form 10-K entitled “Management’s Discussion and Analysis: Stock Based Compensation,” as filed with the Securities and Exchange Commission on March 20, 2008.
Named Executive Officer Employment Agreements
     Daniel M. Perlman, Harris Koffer, Steven Bell, Janet Brennan, and Samir Shah each have written employment agreements setting forth the material terms of their employment. Daniel Perlman, Harris Koffer and Steven Bell entered into new employment agreements in conjunction with the Merger, and Samir Shah entered into an employment agreement with RPS on December 6, 2007. These new employment agreements were reviewed and approved by the respective boards of directors of Old RPS and Cross Shore. Janet Brennan entered into her employment agreement with Old RPS and her employment agreement remained in effect after the Merger. Under these employment agreements, these executives receive annual base salaries at rates not less than the amounts reported in the Summary Compensation Table for 2006 and 2007, which may be adjusted from time to time. Each of these agreements provides for:

•	The payment of bonuses which are based upon achievement of agreed upon criteria established from time to time by the Committee, and

•	Customary allowances and perquisites.
     Each of our named executive officers as of the end of 2006 and 2007 participated in both short-term and long-term incentive programs provided by Old RPS and now provided by RPS. The level of participation is determined by the Committee and varies by named executive officer.
     Potential severance payments in the event of termination or change of control of RPS for each named executive officer, as applicable, are described more particularly in the section of this Amendment entitled “Potential Payments Upon Termination or Change in Control.”
Daniel M. Perlman Employment Agreement
     Daniel M. Perlman entered into an employment agreement with RPS on April 26, 2007, to serve as our Chairman and Chief Executive Officer, and the employment agreement became effective on August 29, 2007, upon completion of the Merger. The employment agreement has an initial term of three years, and will be automatically renewed for successive one year periods after the initial term unless terminated by either RPS or Mr. Perlman within a specified period prior to the end of the initial term or any renewal thereof.
     During the term of the employment agreement, Mr. Perlman is entitled to receive a base salary of $400,000 per year (or such higher rate as the Board of Directors may designate from time to time), payable in accordance with our normal payroll practices. Mr. Perlman is eligible to receive an annual target bonus equal to 60% of his base salary, with the actual amount of any bonus based on achieving our business and financial objectives. In addition, Mr. Perlman is entitled to participate in the 2007 Plan and any programs available to executive officers and all benefit plans, including medical, dental, retirement, short- and long-term disability and other such plans established by us from time to time for our executives or employees generally. We have agreed under the employment agreement to obtain and maintain a life insurance policy covering the life of Mr. Perlman with death benefits in an aggregate amount of not less than $4,000,000, with the beneficiaries of such policy to be selected by Mr. Perlman.
     Under the employment agreement, in December 2007 we granted Mr. Perlman a stock option to purchase 450,000 shares at an exercise price of $5.05 per share. Mr. Perlman’s initial stock option grant will vest equally over a three year period, unless a change of control occurs, in which case Mr. Perlman’s options immediately vest as described below in the section entitled “Potential Payments Upon Termination or Change in Control.” Mr. Perlman’s stock options will be treated as incentive stock options to the maximum extent possible.
     Mr. Perlman will also be entitled to receive various severance payments and benefits in the event his employment is terminated by RPS or he voluntarily resigns his employment as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”
     Additionally, Mr. Perlman and RPS have made customary representations regarding confidentiality, assignment of inventions, and non-competition, and RPS has made representations regarding indemnification under our certificate of incorporation and bylaws.
Harris Koffer Employment Agreement
     Harris Koffer entered into an employment agreement with RPS on April 26, 2007, to serve as our President and Chief Operating Officer. The employment agreement became effective on August 29, 2007, upon completion of the Merger. The employment agreement can be terminated by RPS at any time for any reason. Dr. Koffer will also be entitled to receive various severance payments and benefits in the event his employment is terminated by RPS or he voluntarily resigns his employment as described in the section of this Amendment entitled “Potential Payments Upon Termination or Change in Control.”
     During the term of the employment agreement, Dr. Koffer is entitled to receive a base salary of $300,000 (as may be adjusted by the Board of Directors from time to time), payable in accordance with our normal payroll practices. Dr. Koffer is also eligible to receive an annual target bonus equal to 50% of his base salary for achieving our business and financial objectives. In addition, Dr. Koffer will be entitled to participate in all benefit plans, including medical, dental, retirement, flexible spending account, Section 125 plan, Section 401(k) plan, short- and long-term disability, life insurance (in an amount equal to three times his base salary) and accident and disability insurance, and other such plans established by us from time to time for our executives or employees generally.
     Under the employment agreement, in December 2007 we granted Dr. Koffer a stock option grant to purchase 120,000 shares at an exercise price of $5.05 per share (in addition to incentive stock options that were granted as replacement options for the incentive stock options held by Dr. Koffer in Old RPS pursuant to the Merger). Dr. Koffer’s initial stock option grant will have a three year vesting schedule from the date of grant with one-third of the options vesting after one year from the date of grant and an additional 8.33% vesting each 90 days thereafter.
     Additionally, the employment agreement contains customary representations by Dr. Koffer and RPS relating to confidentiality, assignment of inventions, and non-competition.

Steven Bell Employment Agreement
     Steven Bell entered into an employment agreement with RPS on April 26, 2007 to serve as our Executive Vice President of Finance and Chief Financial Officer. The employment agreement became effective on August 29, 2007, upon completion of the Merger. The employment agreement has an initial term of one year, and is automatically renewed for successive one year periods after the initial term unless terminated by either RPS or Mr. Bell within a specified period prior to the end of the initial term or any renewal thereof. Mr. Bell will also be entitled to receive various severance payments and benefits in the event his employment is terminated by RPS or he voluntarily resigns his employment as described in the section of this Amendment entitled “Potential Payments Upon Termination or Change in Control.”
     During the term of the employment agreement, Mr. Bell is entitled to receive a base salary of $280,000 per year (or such other higher rate as the Chief Executive Officer may designate from time to time), payable in accordance with our normal payroll practices. Mr. Bell is also eligible to receive an annual bonus in such amount as determined by the Board of Directors in its sole discretion. In addition, Mr. Bell is entitled to participate in all benefit plans, including medical, dental, retirement, short- and long-term disability, the premiums and fees for which will be fully paid by RPS, and stock incentive and other such plans established by us from time to time for our executives or employees generally.
     Under the employment agreement, in December 2007 we granted Mr. Bell a stock option grant to purchase 180,000 shares at an exercise price of $5.05 per share (in addition to incentive stock options that were granted as replacement options for the incentive stock options held by Mr. Bell in Old RPS pursuant to the merger with Old RPS). Mr. Bell’s initial stock option grant will have a three year vesting schedule from the date of grant, with one-third of the options vesting after one year of service and an additional 8.33% vesting each 90 days thereafter.
     Additionally, the employment agreement contains customary representations by Mr. Bell and RPS regarding confidentiality, assignment of inventions, and non-competition.
Janet Brennan Employment Agreement
     Janet Brennan entered into an employment agreement with Old RPS on April 28, 2001, which remains in effect with RPS. Under Ms. Brennan’s employment agreement, Ms. Brennan serves as our Chief Clinical Officer and Executive Vice President of Global Operations. The initial term was one year and was automatically renewed for successive one year periods unless terminated by either RPS or Ms. Brennan within a specified period prior to the end of the initial term or any renewal term.
     During the term of Ms. Brennan’s employment agreement, Ms. Brennan is entitled to receive a base salary of $165,000 per year (or such higher rate as the Board of Directors may designate from time to time), payable in accordance with our normal payroll practices. Ms. Brennan is eligible to receive an annual performance bonus in such amount as determined in the sole discretion of the Board of Directors. In addition, Ms. Brennan is eligible to participate in our benefit plans, including medical, dental, retirement, short- and long-term disability and other such plans established by RPS from time to time for its executives or employees generally.
     Ms. Brennan is also entitled to receive various severance payments and benefits from RPS in the event her employment is terminated by RPS or she voluntarily resigns her employment as described in the section entitled “Potential Payments Upon Termination or Change in Control.”
     Additionally, the employment agreement contains customary representations by Ms. Brennan and RPS regarding confidentiality, assignment of inventions, and non-competition.
Samir Shah Employment Agreement
     Samir Shah entered into an employment agreement with RPS on December 6, 2007. Under Mr. Shah’s employment agreement, Mr. Shah serves as our Vice President, Strategic Development. The initial term is one year and automatically renews for successive one year periods unless terminated by either RPS or Mr. Shah within a specified period prior to the end of the initial term or any renewal term.
     During the term of Mr. Shah’s employment agreement, Mr. Shah is entitled to receive a base salary of $250,000 per year (or such higher rate as the Board of Directors may designate from time to time), payable in accordance with our general payroll practices. Mr. Shah is eligible to receive an annual performance bonus in such amount as determined in the sole discretion of the Board of Directors. In addition, Mr. Shah is eligible to participate in our benefit plans, including medical, dental, retirement, short- and long-term disability and other such plans we establish from time to time for our executives or employees generally.
     Mr. Shah is also entitled to receive various severance payments and benefits from RPS in the event that his employment is terminated by RPS or he voluntarily resigns his employment as described in the section of this Amendment entitled “Potential Payments Upon Termination or Change in Control.”
     Additionally, the employment agreement contains customary representations by Mr. Shah and RPS regarding confidentiality, assignment of inventions, and non-competition.

Grants of Plan-Based Awards
     The table below sets forth information regarding all plan-based awards granted to our named executive officers during 2006 and 2007.

										Grant
									Exercise	Date Fair
									or Base	Value of
									Price of	Stock and
									Option	Option
		Grant	Estimated Future Payouts Under Non-			Estimated Future Payouts Under Equity			Awards	Awards
Name	Year	Date (1)	Equity Incentive Plan Awards (2)			Incentive Plan Awards (3) (4)			($/Sh)	(6)
			Threshold	Target	Maximum	Threshold	Target (5)	Maximum
Daniel M. Perlman	2006	—	—	$146,890	—	—	—	—	—	—
Chief Executive Officer	2007	12/06/07	—	$171,205	—	—	450,000	—	$5.05	$762,000

Steven Bell	2006	5/23/06	—	$53,044	—	—	36,280	—	$0.83	$5,600
Chief Financial Officer	2007	12/06/07	—	$91,309	—	—	180,000	—	$5.05	$305,000

Harris Koffer	2006	7/10/06	—	$71,591	—	—	899,279	—	$0.83	$134,982
Chief Operating Officer	2007	12/06/07	—	$122,289	—	—	120,000	—	$5.05	$203,000

Janet Brennan	2006	—	—	$53,044	—	—	—	—	—	—
Chief Clinical Officer	2007	—	—	$52,992	—	—	—	—	—	—

Samir Shah	2006	5/23/06	—	$73,445	—	—	90,702	—	$0.83	$14,000
Vice President, Strategic Development	2007	—	—	$81,526	—	—	—	—	—	—

(1)	Ms. Brennan and Mr. Shah were not granted any stock options in 2007. Ms. Brennan and Mr. Perlman were not granted any stock options in 2006. The grant date listed is the date stock options were granted to Messrs. Perlman, Bell, Shah, and Dr. Koffer. Non-equity incentive plan awards were awarded as detailed under the heading “Performance Bonuses” in the “Compensation Discussion and Analysis” above.

(2)	The non-equity incentive plan used by both Old RPS and RPS to provide bonuses to executive officers does not provide for threshold, target or maximum amounts of bonuses to be awarded upon satisfaction of conditions under the plan. The bonuses awarded to executive officers under the non-equity incentive plan are determined by the Board of Directors by reviewing and approving an annual budget that includes a provision for awarding bonuses to the executive officers based upon achieving performance targets established by the Board of Directors for each fiscal year. Depending on whether Old RPS or RPS, as applicable, achieves, exceeds or falls short of the financial target established by the Board of Directors, the Board of Directors determines, in its sole discretion, whether an amount equal to or greater or less than the budgeted amount was paid in performance bonuses. The performance target for 2006 was an EBITDA of $3,000,000 and the performance target for 2007 was EBITDA of $7,500,000. Please see the section of this Amendment entitled “Performance Bonuses” in “Compensation Discussion and Analysis” for additional detail.

(3)	Old RPS’ 2002 Plan, now terminated, and RPS’ 2007 Plan did not and do not, respectively, provide for threshold, target, or maximum amounts of options to be awarded upon satisfaction of conditions under either plan. The number of options awarded to each participant in the previous 2002 Plan or the current 2007 Plan was or is determined by the Board of Directors and not contingent on any other factors. Mr. Bell and Dr. Koffer were awarded replacement options under their respective employment agreements with RPS, and Messrs. Perlman, Bell and Dr. Koffer were awarded a specific number of options pursuant to their respective employment agreements with RPS.

(4)	The column with the heading “All Other Stock Awards: Number of Shares of Stock or Units” has been deleted from the table because neither Old RPS or RPS awarded any shares of stock or units during 2006 or 2007. The column with the heading “All Other Option Awards: Number of Securities Underlying Options” has been deleted from the table because all of the options awarded to the named executives in 2006 were awarded under the 2002 Plan, and all of the options awarded to the named executives in 2007 were awarded under either the 2002 Plan or the 2007 Plan, and are listed under the column with the heading “Estimated Future Payouts Under 2002 Plan Awards: Target.”

(5)	Each unexercised option granted to our named executive officers, employees, consultants, and other participants were, as a result of the Merger, cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number). The exercise price of each replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price of the Old RPS option by 1.8140442. Option grants made in 2006 and 2007 noted in the table above have been adjusted to reflect the cancellation and replacement of these options.

(6)	The amounts reported in the “Option Awards” column represent the amount of compensation cost recognized by us in 2006 and 2007 for financial statement reporting purposes, as computed in accordance with FAS 123(R). For information regarding significant factors, assumptions and methodologies used in our computations pursuant to FAS 123(R), see the section of our 2007 Form 10-K entitled “Management’s Discussion and Analysis: Stock Based Compensation,” as filed with the Securities and Exchange Commission on March 20, 2008.

Outstanding Equity Awards at Fiscal Year End
     The table below sets forth information regarding our named executive officers’ outstanding equity awards at the completion of 2006.

	Option Awards (2)(3)(4)(9)
	Number of Securities		Number of Securities
	Underlying		Underlying		Option
	Unexercised Options		Unexercised Options	Option Exercise	Expiration
Name (1)	(#) Exercisable		(#) Unexercisable	Price ($)	Date
Daniel M. Perlman Chief Executive Officer	—		—	—	—

Steven Bell	36,280	(5)	—	$0.83	6/1/2014
Chief Financial Officer			36,280 (5)	$0.83	5/23/2016

Harris Koffer Chief Operating Officer			899,279	$0.83	7/10/2016

Janet Brennan	5,442	(7)	—	$0.37	12/31/2011
Chief Clinical Officer	5,442	(8)	—	$0.37	12/31/2012
	60,468	(5)	12,093 (5)	$0.83	6/1/2014

Samir Shah	1,814	(7)	—	$0.37	12/31/2011
Vice President, Strategic Development	1,814	(8)	—	$0.37	12/31/2012
	36,280	(5)	—	$0.83	6/1/2014
			90,702 (6)	$0.83	5/23/2016

(1)	Dr. Koffer was granted 495,732 options under the Equity Incentive Plan on July 10, 2006 pursuant to the terms of his employment agreement then in effect. Pursuant to the Merger, Dr. Koffer’s options were cancelled and replaced with 899,279 options. None of Dr. Koffer’s options were exercisable during 2006. Dr. Koffer’s options vest on the following schedule: 33 1/[3]% vested on July 10, 2007, 2 7/9% vest every month thereafter until the option is fully vested on July 10, 2009, provided that Dr. Koffer has remained continuously employed by the Company during those three years.

(2)	None of the securities underlying any of the named executive officers’ options are unearned, and therefore the column with the heading “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” has been deleted from this table.

(3)	The four columns under the heading “Stock Awards” have been deleted from this table because the Company did not award any stock during fiscal year 2006.

(4)	All options listed in the table vest on the following schedule: 33 1/[3]% of options vest on the first anniversary of the date of grant, and 8 1/[3]% of options vest every 90 days until fully vested. The option becomes fully vested three years after grant, provided that the employee has remained continuously employed by the Company during those three years.

(5)	These options became fully vested on June 1, 2007.

(6)	These options become fully vested on May 23, 2009.

(7)	These options became fully vested on December 31, 2004.

(8)	These options became fully vested on December 31, 2005.

(9)	Each unexercised option granted to our named executive officers, employees, consultants, and other participants were, as a result of the Merger on August 30, 2007, cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number). The exercise price of each replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price of the Old RPS option by 1.8140442. Option grants made in 2006 noted in the table above have been adjusted to reflect the cancellation and replacement of these options.
     The table below sets forth information regarding our named executive officers’ outstanding equity awards at the completion of 2007.

	Option Awards (1)(2)(3)(8)
	Number of Securities		Number of Securities
	Underlying		Underlying
	Unexercised Options		Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Price (/Sh)	Date
Daniel M. Perlman Chief Executive Officer	—		450,000	(9)	$5.05	12/06/2017

Steven Bell	36,280	(4)	—		$0.83	6/01/2014
Chief Financial Officer	18,140		18,140	(5)	$0.83	5/23/2016
	—		180,000	(9)	$5.05	12/06/2017

Harris Koffer	424,660		474,619	(10)	$0.83	7/10/2016
Chief Operating Officer			120,000	(9)	$5.05	12/6/2017

Janet Brennan	5,442	(6)	—		$0.37	12/31/2011
Chief Clinical Officer	5,442	(7)	—		$0.37	12/31/2012
	72,561	(4)	—		$0.83	6/01/2014

Samir Shah	1,814	(6)	—		$0.37	12/31/2011
Vice President, Strategic Development	1,814	(7)	—		$0.37	12/31/2012
	36,280	(4)	—		$0.83	6/01/2014
	45,351		45,351	(5)	$0.83	5/23/2016

(1)	None of the securities underlying any of the named executive officers’ options are unearned, and therefore the column with the heading “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” has been deleted from this table.

(2)	The four columns under the heading “Stock Awards” have been deleted from this table because the neither Old RPS or RPS awarded any stock during 2007.

(3)	All options listed in the table, with the exception of the 450,000 options granted to Mr. Perlman and the 899,279 options granted to Dr. Koffer upon commencing employment with Old RPS on July 10, 2006, vest on the following schedule: 33 1/[3]% of options vest on the first anniversary of the date of grant, and 8 1/[3]% of options vest every 90 days until fully vested. The options becomes fully vested three years after grant, provided that the employee has remained continuously employed by RPS during those three years. One-third of Mr. Perlman’s options vest each year over a three year period. The option becomes fully vested three years after the date of grant. Dr. Koffer’s 899,279 options vest on the following schedule: 33 1/[3]% vested on July 10, 2007, and 2 7/9% vest every month thereafter until the option is fully vested on July 10, 2009, provided that Dr. Koffer has remains continuously employed by RPS during those three years.

(4)	These options became fully vested on June 1, 2007.

(5)	These options become fully vested on May 23, 2009.

(6)	These options became fully vested on December 31, 2004.

(7)	These options became fully vested on December 31, 2005.

(8)	Each unexercised option granted to our named executive officers, employees, consultants, and other participants were, as a result of the Merger on August 30, 2007, cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number). The exercise price of each replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price of the Old RPS option by 1.8140442. Option grants made in 2006 and 2007 noted in the table above have been adjusted to reflect the cancellation and replacement of these options.

(9)	These option become fully vested on December 6, 2010.

(10)	These options become fully vested on July 10, 2009.
Option Exercises and Stock Vested Table
     None of the named executive officers exercised any options awarded by either Old RPS or RPS during 2006 or 2007 and neither Old RPS nor RPS have granted any stock awards. Therefore, the Option Exercises and Stock Vested table has been deleted from this Amendment.
Pension Benefits Table
     Neither Old RPS’ or RPS’ offer pension benefit plans to its employees or officers, and therefore the Pension Benefits table has been deleted from this Amendment.
Nonqualified Deferred Compensation Table
     None of the named executive officers participated in any nonqualified deferred compensation arrangements and therefore, the Nonqualified Deferred Compensation table has been deleted from this Amendment.
Potential Payments Upon Termination or Change-in-Control
     The following is a summary of the agreements and plans that provide for payment to a named executive officer at, following, or in connection with any termination, including resignation, severance, retirement or constructive termination, or with a change in control or a change in the named executive officer’s responsibilities. The provisions relating to potential payments upon termination or a change in control for the employment agreements in effect in 2006 are summarized below.
Employment Agreements in Effect in Fiscal Year 2006
     The employment agreements in effect in fiscal year 2006 for Messrs. Perlman and Bell and Dr. Koffer were terminated on August 29, 2007 and replaced with new employment agreements. The employment agreements in effect during fiscal year 2006 for Mr. Arcangelo and Ms. Brennan remain in effect. Mr. Shah did not operate under an employment agreement during fiscal year 2006.
     Each of the employment agreements in effect during fiscal year 2006 provides that if the employee was terminated without cause, the employee would be entitled to receive, as severance, base salary and benefits for a specified period of time following termination. Messrs. Bell and Arcangelo, and Ms. Brennan were entitled to receive their respective base salary and benefits for one year following termination without cause. Mr. Perlman was entitled to receive his base salary and benefits for a period of two years following termination without cause. Dr. Koffer was entitled to receive the equivalent of six months of his base salary if he was terminated without cause or Dr. Koffer terminated his agreement for good reason within 12 months of his date of hire, and was entitled to receive the equivalent of 12 months of his base salary if he was terminated without cause after 12 months from his date of hire.
     Each of the employment agreements in effect during fiscal year 2006 provides that if the employee was terminated with cause, the employee terminated the employment agreement, or the employment was terminated due to death or disability, the employee would be entitled to receive base salary through the date of termination. Dr. Koffer’s employment agreement further provided that if he terminated the employment agreement without good reason, he would be entitled to receive his base salary through the date of termination.

     Mr. Bell’s former employment agreement provided that if Old RPS sold substantially all of its assets, was acquired, or merged with another company resulting in a change of control, and Mr. Bell was terminated without cause at any time in the nine months preceding the closing of the transaction, Mr. Bell was entitled to 18 months of base salary and benefits.
Current Employment Agreements
     The employment agreements in place with Daniel Perlman, Harris Koffer, and Steven Bell were terminated and replaced with new employment agreements in connection with the Merger. The employment agreement with Janet Brennan remained effective after the Merger. Samir Shah did not operate under an employment agreement until December 6, 2007. The provisions relating to potential payments in connection with termination or a change in control for the employment agreements currently in effect are summarized below.
     Some of the employment agreements with our named executive officers address severance payments upon a termination of his or her employment for “Cause” and/or “Good Reason.” The definitions of “Cause” and “Good Reason” are generally described below and are applicable to the employment agreements currently in effect.
     Termination for “Cause” generally means termination because of:
•	Conviction of a felony or the commission of any other act or omission involving dishonesty or fraud;

•	Failure to perform duties as directed by our Board of Directors, provided those duties are reasonable and consistent with the duties generally performed by an executive with the same title;

•	Gross negligence or willful misconduct; or

•	Material breach of the employment agreement.
     Termination with “Good Reason” generally means:
•	A material alteration or reduction in the employee’s duties;

•	A reduction in the executive officer’s compensation package; or

•	A requirement that the executive officer be based at a location in excess of 40 miles from the executive officer’s current residence.
     The employment agreement Mr. Perlman entered into in conjunction with the Merger addresses severance payments upon a termination of his or her employment for “Cause” and/or “Good Reason.” The definitions of “Cause” and “Good Reason” are described below and are applicable to his employment agreement currently in effect.
     Termination for “Cause” generally means termination because of:
•	Conviction of a felony;

•	Indictment for a felony involving dishonesty or fraud or the commission of an act or omission involving dishonesty or fraud; or

•	Gross negligence or willful misconduct.
     Termination with “Good Reason” generally means:
•	A material breach of our obligations to Mr. Perlman under the employment agreement that is not remedied within a specific amount of time;

•	A relocation of Mr. Perlman outside the metropolitan Philadelphia area;

•	A material change in the job description, office title, and/or responsibilities of Mr. Perlman, excluding promotions or increased responsibility;

•	Removal from our Board of Directors without Cause; or

•	Failure of RPS to nominate Mr. Perlman as a candidate for election to our Board of Directors.
Daniel M. Perlman’s Employment Agreement
     If Mr. Perlman’s employment is terminated by RPS without cause or if Mr. Perlman voluntarily resigns for good reason, there are two severance options depending on whether or not he chooses to be bound by the non-competition and non-solicitation covenants contained in the employment agreement.
•	Option one permits Mr. Perlman to choose to be bound by the employment agreement’s non-competition and non-solicitation covenants for a period of 18 months following such termination or resignation and entitles him to receive an amount equal to 2.99 times his then current annual base salary, plus the pro rata portion of any bonus to which he is entitled for the year in which his employment is terminated, plus payment of his premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended (“COBRA”), for a period of 18 months following termination if Mr. Perlman elects to have COBRA coverage.

•	Option two permits Mr. Perlman to choose not to be bound by the agreement’s non-competition and non-solicitation covenants and entitles him to receive an amount equal to his then current annual base salary, plus the pro rata portion of any bonus to which he is entitled for the year in which his employment is terminated, plus payment by RPS of his premiums under COBRA for a period of 18 months following termination if Mr. Perlman elects to have COBRA coverage.
     If we terminate Mr. Perlman for cause, he will have two severance options depending on whether or not he chooses to be bound by the non-competition and non-solicitation covenants contained in the employment agreement.
•	Option one permits Mr. Perlman to choose to be bound by the employment agreement’s non-competition and non-solicitation covenants for a period of one year following termination and entitles him to receive an amount equal to his then current annual base salary, plus the pro rata portion of any bonus to which he is entitled for the year in which his employment is terminated, plus payment of his premiums under COBRA for a period of 12 months following termination if Mr. Perlman elects to have COBRA coverage.

•	Option two permits Mr. Perlman to choose not to be bound by the employment agreement’s non-competition and non-solicitation covenants but does not entitle him to receive any severance payments or benefits from RPS.
     If Mr. Perlman voluntarily resigns his employment without good reason, we will pay Mr. Perlman all compensation accrued through the date of resignation, and Mr. Perlman will be bound by the employment agreement’s non-competition and non-solicitation covenants for one year following the date of resignation.
     If we terminate Mr. Perlman’s employment due to his suffering a permanent disability (as defined in the employment agreement), he will receive in one lump sum payment an amount equal to two times his then current annual base salary, plus the pro rata portion of any bonus to which he is entitled for the year in which his employment is terminated. RPS will also pay Mr. Perlman’s premiums under COBRA for a period of 18 months following termination if he elects to have COBRA coverage. Mr. Perlman is also entitled under the employment agreement to receive the benefits under a disability insurance policy maintained by us that would pay Mr. Perlman at least 60% of his then current annual base salary.
     If Mr. Perlman dies during the term of the employment agreement, we will pay his estate all compensation and reimbursements accrued for Mr. Perlman through the date of his death.
     Notwithstanding the provisions of Mr. Perlman’s employment agreement related to termination without a change of control, if we terminate Mr. Perlman’s employment for any reason other than death, disability, or cause within six months preceding or 12 months after a change of control, or if he resigns for any reason during this period, he has two severance options depending on whether or not he chooses to be bound by the non-competition and non-solicitation covenants contained in the employment agreement.
•	Option one permits Mr. Perlman to choose to be bound by the employment agreement’s non-competition and non-solicitation covenants for a period of 18 months following his termination or resignation and entitles him to receive any amounts earned but not yet paid under the employment agreement plus a lump sum payment equal to 2.99 times the sum of his then current annual base salary plus his bonus for the previous year. Mr. Perlman will also be entitled to receive, for a period of three years following the later of the change of control, termination or resignation, medical benefits for him, his spouse and any dependents to the same extent he was so entitled prior to such termination or resignation, at our expense if and to the extent we were paying for such benefits at the time of such termination or resignation. If our medical benefits plans do not allow such payment, we will pay Mr. Perlman a lump sum equal to the amount it would have paid for such coverage over the three year period had such coverage been permitted. Mr. Perlman, his spouse, and any dependents would also be entitled to such rights as he or they may have to continue coverage at his sole expense under COBRA for the COBRA coverage period following the expiration of the period during which he, his spouse and any dependents continue to receive such medical benefits coverage.

•	Option two permits Mr. Perlman to choose not to be bound by the employment agreement’s non-competition and non-solicitation covenants and entitles him to receive any amounts earned but not yet paid under the employment agreement plus a lump sum payment equal to the sum of his then current annual base salary plus his bonus for the previous year. Mr. Perlman would also receive the same continuation of medical benefits (or lump sum payment if continued coverage is not permitted) described above, except that such medical benefits would extend only for a period of one year.
     Notwithstanding any agreements to the contrary, upon a change of control (whether or not Mr. Perlman’s employment is thereafter terminated), all of Mr. Perlman’s stock grants shall become fully vested immediately before such change of control, all stock options previously granted shall become immediately vested and exercisable (without regard to continued employment or performance-based vesting standards), and each non-qualified stock option shall remain exercisable until the earlier of (i) the later of 180 days after the change of control or the period set forth in the relevant stock option agreement or (ii) the scheduled expiration date of such option. The exercise period of any incentive stock options granted to Mr. Perlman will continue to be governed by the relevant incentive stock option agreement.

     Harris Koffer’s Employment Agreement
     If Dr. Koffer’s employment is terminated for any reason within 12 months following the effective date of the employment agreement, one-third of Dr. Koffer’s then outstanding options will automatically vest. Dr. Koffer’s stock options will be treated as incentive stock options to the maximum extent possible.
     If Dr. Koffer’s employment is terminated by RPS without cause or by Dr. Koffer for good reason, he will be entitled to receive a lump sum payment equal to his then current annual base salary.
     If Dr. Koffer’s employment is terminated by RPS for cause or by Dr. Koffer without good reason, he will be entitled to receive his then current base salary through the date of termination. If Dr. Koffer’s employment is terminated as a result of his death or disability, there will be no further payments of his base salary under the employment agreement.
Steven Bell’s Employment Agreement
     If Mr. Bell’s employment is terminated for any reason within 12 months following the effective date of the employment agreement, one-third of Mr. Bell’s then outstanding options will automatically vest. All of Mr. Bell’s options granted under the employment agreement will immediately vest upon the occurrence of a change of control. Mr. Bell’s stock options will be treated as incentive stock options to the maximum extent possible.
     If we terminate Mr. Bell’s employment without cause, he will be entitled to receive his then current base salary and benefits for a period of 18 months following the date of termination and any earned but unpaid bonuses, determined based on the partial year in which such termination occurs.
     If we terminate Mr. Bell’s employment without cause at any time after the date which is three months before a change of control or at any time thereafter, he will be entitled to receive his then current base salary and benefits for a period of 24 months following the date of termination and any earned but unpaid bonuses, determined based on the partial year in which such termination occurs.
     If Mr. Bell’s employment is terminated by RPS for cause, or due to his death or disability, or if Mr. Bell resigns for any reason, he will be entitled to receive his then current base salary through the date of termination or resignation.
Samir Shah’s Employment Agreement
     Mr. Shah’s employment agreement provides that if he is terminated without cause, he is entitled to receive, as severance, base salary and benefits for one year following termination. If Mr. Shah is terminated with cause, he terminates the employment agreement, or the employment is terminated due to death or disability, Mr. Shah is entitled to receive base salary through the date of termination.
Janet Brennan’s Employment Agreement
     Ms. Brennan’s employment agreement provides that if she is terminated without cause, she is entitled to receive her base salary and benefits for one year following termination. If Ms. Brennan is terminated with cause, she terminates the employment agreement, or the employment is terminated due to her death or disability, Ms. Brennan is entitled to receive her base salary through the date of termination.
Quantification of Potential Payments upon Termination or Change in Control
     The following table outlines the estimated termination payments that would be made to our named executive officers for the termination scenarios listed and assuming the triggering events for the scenarios occurred on December 31, 2007:

		Termination		Termination with		Change in
	Year	without cause		cause (1)		Control
Daniel M. Perlman Cash and Benefits	2007	$1,046,500	(9)(10)	$350,000	(12)	$1,091,242	(15)
Equity Acceleration (3)		$525,000	(11)	—	(13)	$536,119	(16)
				$910,000	(14)
		n/a		n/a		$761,585	(4)(8)

Harris Koffer Cash and Benefits	2007	$300,000		—		n/a
Equity Acceleration (3)		$67,696	(5)	$67,696	(5)	$137,212	(4)

Steven Bell Cash and Benefits	2007	$442,293		—		$589,726	(2)
Equity Acceleration (3)		$101,545	(6)	$101,545	(6)	$310,634	(4)(7)

Janet Brennan Cash and Benefits	2007	$266,111		—		n/a
Equity Acceleration (3)		n/a		—		n/a

Samir Shah Cash and Benefits	2007	$264,684		—		n/a
Equity Acceleration (3)		n/a		—		$14,119	(4)

(1)	Each of the named executive officers would receive his or her base salary through the date of termination. No additional payments would be made if the named executive officer was terminated on December 31, 2007.

(2)	This figure assumes Mr. Bell was terminated within three months prior to a change of control occurring on December 31, 2007, or any time thereafter.

(3)	Pursuant to the 2007 Plan, no option awards would accelerate in the event of the named executive officer’s termination on December 31, 2007. Options exercisable on the date of termination would remain exercisable for a period of three months from the date of termination.

(4)	Pursuant to the 2007 Plan, upon a change in control the Board of Directors may, but is not obligated to, cause all outstanding options to become fully vested and immediately exercisable. The figures in the table represent the value of the options if they became fully vested and exercisable on December 31, 2007.

(5)	Under the terms of Dr. Koffer’s employment agreement, 33 1/[3]% of Dr. Koffer’s stock options automatically vest if he is terminated during the first year of the term of his employment agreement, that is, before August 29, 2008. This figure assumes termination on December 31, 2007.

(6)	Under the terms of Mr. Bell’s employment agreement, 33 1/[3]% of Mr. Bell’s stock options automatically vest if he is terminated during the first year of the term of his employment agreement, that is, before August 29, 2008. This figure assumes termination on December 31, 2007.

(7)	Under the terms of Mr. Bell’s employment agreement, all of his stock options fully and immediately vest upon a change of control. This figure assumes a change of control and exercise of all stock options on December 31, 2007.

(8)	Under the terms of Mr. Perlman’s employment agreement, all of his stock options fully and immediately vest upon a change of control. This figure assumes a change of control and exercise of all stock option on December 31, 2007.

(9)	In this instance, termination without cause also includes termination with good reason.

(10)	This figure assumes Mr. Perlman agrees to be bound by the non-competition and non-solicitation provisions of his employment agreement for a period of 18 months. Mr. Perlman may also elect coverage under COBRA.

(11)	This figure assumes Mr. Perlman does not agree to be bound by the non-competition and non-solicitation provisions of his employment agreement. Mr. Perlman may also elect coverage under COBRA.

(12)	This figure assumes Mr. Perlman resigns without good reason, resulting in Mr. Perlman being bound by the non-competition and non-solicitation provisions of his employment agreement for a period of 12 months. Mr. Perlman may also elect coverage under COBRA.

(13)	This figure assumes Mr. Perlman does not agree to be bound by the non-competition and non-solicitation provisions of his employment agreement.

(14)	This figure assumes Mr. Perlman is permanently disabled and has received payment from his disability insurance for one year. Mr. Perlman is entitled to receive at least 60% of his then base salary at the time of permanent disability. Mr. Perlman may also elect coverage under COBRA.

(15)	This figure assumes Mr. Perlman is terminated without cause or resigns within six months before or 12 months after a change of control and agrees to be bound by the non-competition and non-solicitation provisions of his employment agreement for a period of 18 months and the cost of Mr. Perlman’s benefits remains the same over three years.

(16)	This figure assumes Mr. Perlman is terminated without cause or resigns within six months before or 12 months after a change of control and does not agree to be bound by the non-competition and non-solicitation provisions of his employment agreement and the cost of Mr. Perlman’s benefits remain the same over the next year.
Director Compensation
     In 2006 and until August 30, 2007, the Board of Directors of Cross Shore consisted of Edward V. Yang (chair), Dennis M. Smith, Stephen E. Stonefield, and Jon A. Burgman. The directors were not paid compensation of any kind until August 30, 2007, with the exception of reimbursement for out-of-pocket expenses incurred by or on behalf of the director in identifying and performing due diligence on an acquisition target.
     Our Board of Directors after August 30, 2007 consisted of Daniel Perlman, Harris Koffer, Daniel Raynor, James Macdonald, Stephen Stonefield, Dennis Smith, and Edward Yang. Messrs. Smith and Yang resigned as directors of RPS effective December 6, 2007. Other than the compensation Mr. Perlman and Dr. Koffer receive as employees of RPS, and the service agreements described below between RPS and Messrs. Smith and Yang, our directors are not compensated for their services. The directors of our predecessor, Old RPS were not compensated for their services.
     Messrs. Smith and Yang each entered into service agreements with RPS on April 26, 2007, as Executive Directors of RPS, and the service agreements became effective on August 29, 2007, upon completion of the merger with Old RPS. Messrs. Smith and Yang resigned as directors of RPS effective December 6, 2007. Pursuant to the service agreements, Messrs. Smith and Yang provided consulting services, and were entitled to receive their respective annual base salaries ($60,000 each), and were eligible to participate in all of our benefit plans, equity incentive plans, and to receive an annual bonus at the sole discretion of our Board of Directors.
     The following table provides compensation information for 2006 and 2007 for each member of our Board of Directors.

			All Other
		Fees Earned or Paid	Compensation ($)
Name	Fiscal Year	in Cash ($)	(5)	Total ($) (1)
Edward V. Yang	2006	$0	$0	$0
	2007	$20,000	$1,576	$21,576

Dennis M. Smith	2006	$0	$0	$0
	2007	$20,000	$2,251	$22,251

Stephen E. Stonefield	2006	$0	$0	$0
	2007	$0	$0	$0

			All Other
		Fees Earned or Paid	Compensation ($)
Name	Fiscal Year	in Cash ($)	(5)	Total ($) (1)
Jon A. Burgman	2006	$0	$0	$0
	2007	$0	$0	$0

Daniel Perlman (2) (3)	2007	$0	$0	$0

Harris Koffer (2) (3)	2007	$0	$0	$0

Daniel Raynor (3) (4)	2007	$0	$0	$0

James Macdonald (3) (4)	2007	$0	$0	$0

(1)	In 2006 and 2007, no director received any stock awards, option awards, non-equity incentive plan compensation, or other compensation, nor were there any pensions or nonqualified deferred compensation available to the directors solely as compensation for their services as directors. Except as indicated in the table, directors did not receive compensation and only received reimbursement for out-of-pocket expenses incurred by or on behalf of the director in identifying and performing due diligence on an acquisition target. Therefore, the columns with the headings “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” and “Changes in Pension Value and Nonqualified Deferred Compensation Earnings,” have been deleted from this table.

(2)	Compensation for Messrs. Perlman and Koffer is set forth in the Summary Compensation Table above. Messrs. Perlman and Koffer receive no additional compensation for their service as directors of RPS.

(3)	Messrs. Perlman, Koffer, Raynor, and Macdonald were not members of our Board of Directors until August 30, 2007.

(4)	Messrs. Raynor and Macdonald receive no compensation for their services as directors.

(5)	Messrs. Smith and Yang received additional compensation in the form of payment for medical insurance premiums for the portion of 2007 in which they served as members of our Board of Directors in the amounts of $2,251 and $1,576, respectively. The directors of Old RPS did not receive compensation for their services.
Compensation Committee Interlocks and Insider Participation
     Daniel Raynor and Stephen Stonefield comprise our compensation committee. None of our executive officers serves as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our compensation committee. None of the members of our compensation committee has ever been our employee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following tables set forth the beneficial ownership of our common stock, as of April 16 2008 by each stockholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, and our directors and executive officers, including our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire currently or within 60 days after April 16, 2008 through the exercise of any stock option or other right, including upon the exercise of warrants to purchase shares of common stock. Such shares are deemed outstanding for computing the percentage ownership of the person holding such options or rights, but are not deemed outstanding for computing the percentage ownership of any other person. As of April 16, 2008, there were issued and outstanding 32,542,388 shares of our common stock.
Security Ownership of Certain Beneficial Owners

Title Of		Amount and Nature of
Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
Common Stock and Warrants to Purchase Common Stock	Pangaea One Acquisition Holdings 505 Fifth Avenue 15th Floor New York, NY 10017	9,337,673 (4)	28.7%

Common Stock	The Argentum Group (3) 60 Madison Avenue, Suite 701 New York, NY 10010	5,175,027 (1)	15.9%

Common Stock	The Productivity Fund IV (2) One South Wacker Drive Suite 3900 (39th floor) Chicago, Illinois 60606	3,125,341 (1)	9.6%

Common Stock and Warrants to Purchase Common Stock	Lehman Brothers International (Europe) 25 Bank Street London E14 5LE United Kingdom	2,189,425 (5)	6.7%

Common Stock	Daniel M. Perlman 520 Virginia Drive Fort Washington, PA 19034	2,308,733 (1)	7.1%

(1)	1.5 million shares were placed in escrow pursuant to the merger with Old RPS on August 30, 2007 and are beneficially owned on a pro-rated basis by the stockholders of Old RPS. Assuming no claims are made against the escrow fund, 60% of the escrow shares (900,000 shares) will be released from the escrow account on August 30, 2008, and the remainder will be released on August 30, 2009. Mr. Perlman will receive approximately 242,880 shares, The Productivity Fund IV, L.P. will receive approximately 316,611 shares, The Productivity Fund IV Advisors Fund, L.P. will receive approximately 12,176 shares, Argentum Capital Partners II, L.P. will receive approximately 458,211 shares, Argentum Capital Partners, L.P. will receive approximately 86,204 shares, Vidacos Nominees Limited for the benefit of Daniel Raynor will receive approximately 4,489 shares, respectively, if all the shares are released from escrow on or before August 30, 2009. The number of shares currently in escrow are not included in the number of shares listed in this table because the shares are subject to forfeiture if any claims are made against the escrow.

(2)	Consists of 3,009,602 shares held by The Productivity Fund IV, L.P. and 115,739 shares held by The Productivity Fund IV Advisors Fund, L.P. James Macdonald, one of our directors, is affiliated with First Analysis Corporation, the manager of The Productivity Fund IV, L.P and The Productivity Fund IV Advisors Fund, L.P., as described in footnote 4 to the “Security Ownership of Management” table in this Amendment. Mr. Macdonald may be deemed to have beneficial ownership over the shares held by these entities. Mr. Macdonald disclaims such beneficial ownership.

(3)	The Argentum Group is an entity affiliated with Argentum Capital Partners, L.P., which holds 819,428 shares and Argentum Capital Partners II, L.P., which holds 4,355,599 shares. Daniel Raynor, one of our directors, is affiliated with The Argentum Group, as described in footnote 2 to the “Security Ownership of Management” table in this Amendment. Mr. Raynor may be deemed to have beneficial ownership over the shares held by these entities. Mr. Raynor disclaims such beneficial ownership.

(4)	Consists of 7,785,349 shares of common stock and 100,000 warrants exercisable for our common stock within 60 days of April 16, 2008 held by Pangaea One Acquisition Holdings I, LLC and 1,452,324 shares of common stock held by Pangaea One Acquisition Holdings II, LLC

(5)	Consists of 2,077,425 shares and 112,000 warrants exercisable for our common stock within 60 days of April 16, 2008.
Security Ownership of Management

		Amount and Nature
		of Beneficial
Title Of Class	Name of Beneficial Owner	Ownership		Percent of Class
Common Stock	Daniel Raynor (1)(2)(3)	5,217,701		16.0%
Common Stock	James R. Macdonald (1)(4)	3,125,341		9.6%
Common Stock	Daniel M. Perlman (1)	2,308,733		7.1%
Common Stock	Harris Koffer	574,540	(5)	1.8%
Common Stock	Janet L. Brennan (1)	523,442	(6)	1.6%
Common Stock	Joseph D. Arcangelo (1)(9)	487,161	(9)	1.5%
Common Stock	Samir Shah (1)(8)	228,024	(8)	*
Common Stock	Steven Bell (1)(7)	216,422	(7)	*
Common Stock	Stephen E. Stonefield	2,950		*
Common Stock	All Named Executive Officers and Directors as a group (10)	12,684,314		38.9%

*	represents a beneficial ownership of less than one percent of our outstanding common stock

(1)	1.5 million shares were placed in escrow pursuant to the merger with Old RPS on August 30, 2007 and are beneficially owned on a pro-rated basis by the stockholders of Old RPS. Assuming no claims are made against the escrow fund, 60% of the escrow shares (900,000 shares) will be released from the escrow account on August 30, 2008, and the remainder will be released on August 30, 2009. Mr. Perlman will receive approximately 242,880 shares, The Productivity Fund IV, L.P. will receive approximately 316,611 shares, The Productivity Fund IV Advisors Fund, L.P. will receive approximately 12,176 shares, Argentum Capital Partners II, L.P. will receive approximately 458,211 shares, Argentum Capital Partners, L.P. will receive approximately 86,204 shares, CGM IRA Custodian FBO Daniel Raynor will receive approximately 4,489 shares, Janet Brennan will receive approximately 46,288 shares, Steven Bell will receive approximately 16,725 shares, Joseph Arcangelo will receive approximately 46,288 shares, and Samir Shah will receive approximately 14,224 shares, respectively, if all the shares are released from escrow on or before August 30, 2009. The number of shares currently in escrow are not included in the number of shares listed in this table because the shares are subject to forfeiture if any claims are made against the escrow.

(2)	Mr. Raynor is the managing member of Argentum Investments, LLC, which is the managing member of Argentum Partners II, L.P., which is the general partner of Argentum Capital Partners II, L.P. Mr. Raynor is also the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. Argentum Capital Partners, L.P beneficially owns 819,428 shares and Argentum Capital Partners II, L.P. beneficially owns 4,355,599 shares. Mr. Raynor may be deemed to have beneficial ownership over the shares held by these entities. Mr. Raynor disclaims such beneficial ownership.

(3)	42,674 of these shares are owned by Vidacos Nominees Limited for the benefit of Daniel Raynor.

(4)	Mr. Macdonald is an executive with First Analysis Corporation, which, through one or more intermediate partnerships, controls or shares control of The Productivity Fund IV, L.P. and The Productivity Fund IV Advisors Fund, L.P. The Productivity Fund IV, L.P beneficially owns 3,326,213 shares and The Productivity Fund IV Advisors Fund, L.P. beneficially owns 127,914 shares. Mr. Macdonald may be deemed to have beneficial ownership over the shares held by these entities. Mr. Macdonald disclaims such beneficial ownership.

(5)	All the shares listed for Dr. Koffer are fully vested but unexercised stock options. Dr. Koffer has the right to acquire beneficial ownership of these shares within 60 days of April 16, 2008.

(6)	83,445 of the listed shares are unexercised but fully vested stock options. Ms. Brennan has the right to acquire beneficial ownership of these shares within 60 days of April 16, 2008.

(7)	57,442 of the listed shares are unexercised but fully vested stock options. Mr. Bell has the right to acquire beneficial ownership of these shares within 60 days of April 16, 2008.

(8)	92,816 of the listed shares are unexercised but fully vested stock options. Mr. Shah has the right to acquire beneficial ownership of these shares within 60 days of April 16, 2008.

(9)	47,164 of the listed shares are unexercised but fully vested stock options. Mr. Arcangelo has the right to acquire beneficial ownership of these shares within 60 days of April 16, 2008.

(10)	Pursuant to an agreement between RPS and Pangaea One Acquisition Holdings I, LLC, Pangaea One Acquisition Holdings I, LLC has the right to appoint and have elected up to two directors to our Board of Directors as long as they own at least 20% of our outstanding common stock, and one director as long as they own at least 10% of our outstanding common stock. As of the date of this Amendment, Pangaea One Acquisition Holdings I, LLC has not appointed any directors to our Board of Directors.
ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan
     Our Board of Directors adopted the ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) in conjunction with the Merger and simultaneously terminated the Old RPS 2002 Equity Incentive Plan (the “2002 Plan”). The purpose of the 2007 Plan is to attract and retain the best possible individuals to promote our success and to better align the interests of our executive officers and employees with the interests of our stockholders.
     Set forth below is a general description of the 2007 Plan. Such description is qualified in its entirety by reference to the 2007 Plan, which is incorporated herein by reference to our Form 10 filed with the Securities and Exchange Commission (“SEC”) on December 14, 2007.
     The 2002 Plan was terminated on August 30, 2007 and replaced by the 2007 Plan. Options issued under the 2002 Plan that were not otherwise terminated in conjunction with our merger or exercised were cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number). The exercise price of each replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price of the option issued under the 2002 Plan by 1.8140442. All of our designated employees, directors, consultants and advisors can participate in the 2007 Plan.
     The 2007 Plan permits awards of up to 6,792,271 options to purchase our common stock and/or grants of restricted stock. In addition, on the first day of each fiscal year, the aggregate number of shares reserved for issuance under the 2007 Plan is increased (but cannot be decreased) automatically by the number of shares needed such that the total number of shares reserved for issuance equals 15% of the number of shares outstanding (calculated on a fully diluted basis) on that date. The shares underlying options that expire or are not fully exercised, and restricted stock that is cancelled, repurchased, or forfeited become available for use under the 2007 Plan.
     The 2007 Plan is administered by our Board of Directors, or the Committee. Members of our Board of Directors or the Committee may not act upon any award to himself or herself.
     Our Board of Directors or our Committee is authorized to issue nonqualified stock options to participants as additional compensation for service to RPS or its wholly owned subsidiaries. No participant may receive options relating to more than 1,000,000 shares in any calendar year, not including any replacement options granted in exchange for any unforfeited options as a result of our merger with Old RPS. Our Board of Directors or Committee has sole discretion to determine when options are exercisable and when they expire, provided that the term cannot exceed 10 years. The exercise price of any option must be at least equal to the fair market value of the stock on the date of the grant.
     The 2007 Plan also permits grants of restricted stock. The restricted stock is subject to vesting restrictions and to restrictions on sale or other transfer by the participant. The Board of Directors or the Committee determines eligible participants, the time and number of shares of restricted stock granted, the price at the time of grant, the time when the restricted stock will be subject to forfeiture, when the restrictions will terminate, and all other terms and conditions of the grants. Vesting conditions may include continued employment or service, or attaining specified individual or corporate performance goals. Awards of restricted stock may include the right to be credited with dividends and the right to vote.
     The Board of Directors or the Committee may suspend, terminate, discontinue or amend the 2007 Plan, or modify, extend or renew any award, provided, that neither the Board nor the Committee may amend an award in a manner which would adversely affect the rights of any participant without the participant’s consent.
     If a Change of Control (as defined below) occurs or is anticipated, our Board of Directors may prohibit the exercise of any option until either the Change of Control is no longer anticipated or has occurred. Contingent upon a Change of Control, our Board of Directors, in its sole and absolute discretion and without the consent of the participant may (a) cause outstanding options to become fully vested and immediately exercisable, and outstanding restricted stock to become non-forfeitable; (b) cancel any option or restricted stock in exchange for an option to purchase common stock of any successor corporation or for restricted shares of the common stock of any successor corporation, as applicable; or (c) redeem any restricted stock or cancel any option in exchange for cash and/or other substitute consideration.
     For purposes of the 2007 Plan, the term “Change of Control” is defined as: (a) the acquisition of 50% or more of the combined voting power of our then outstanding voting securities; (b) approval by the stockholders of (i) a merger, reorganization, or consolidation involving RPS if our stockholders immediately before such merger, reorganization or consolidation do not or will not own, immediately following such merger, reorganization or consolidation, more than 50% of the combined voting power of the outstanding voting securities of the entity resulting from such merger, reorganization or consolidation in substantially the same proportion as their ownership immediately before such merger, reorganization or consolidation, (ii) a complete liquidation or dissolution of RPS, or (iii) an agreement for the sale or other disposition of all or substantially all of our assets to an unrelated entity; or (c) acceptance by the stockholders of stock or units in a stock or unit exchange if the stockholders immediately before such stock exchange do not or will not own, immediately following such stock or unit exchange, more than 50% of the combined voting power of the outstanding voting securities of the entity resulting from such stock or unit exchange in substantially the same proportion as their ownership immediately before such stock or unit exchange.
     If there is a change in the number of shares by reason of a stock split, reverse stock split, stock dividend, reclassification and recapitalization, merger, consolidation, exchange of shares, or a similar change affecting the stock, the number of shares which may be issued and the number of shares subject to outstanding awards will be adjusted proportionately.
     The table below summarizes our securities authorized for issuance under our Equity Incentive Plan as of December 31, 2007.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans
	outstanding options	options, warrants	(excluding securities
Plan Category	warrants and rights (5)	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	n/a	n/a	n/a

Equity compensation plans not approved by security holders (2)	2,729,965	$1.94 (4)	4,062,306 (3)

Total	2,729,965	$1.94	4,062,306

(1)	As of the date of this Amendment, we do not have any equity incentive plans approved by the security holders. Prior to the merger with Old RPS, RPS did not have an employee benefit plan.

(2)	The 2002 Plan was terminated effective August 30, 2007 and options granted under the 2002 Plan were cancelled and replacement options were granted under the 2007 Plan. The 2007 Plan is described above.

(3)	The figure in this table represents the number of unissued options as of the end of 2007. The 2007 Plan authorizes the issuance of up to 6,792,271 options to purchase our common stock and/or grants of restricted stock. On the first day of each fiscal year, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number of shares such that the total number of shares reserved under the 2007 Plan equals 15% of the number of shares outstanding.

(4)	Each unexercised option granted to our named executive officers, employees, consultants, and other participants were, as a result of our merger with Old RPS on August 30, 2007, cancelled and replaced with 1.8140442 replacement options (rounded down to the nearest whole number). The exercise price of each replacement option is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price of the option issued under the 2002 Plan by 1.8140442. Option grants noted in the table above have been adjusted to reflect the cancellation and replacement of these options.

(5)	None of our 1,357,179 currently outstanding warrants were issued pursuant to an employee benefit plan or individual compensation arrangement, and are therefore not included in this table.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     RPS repurchased 750,000 shares of our common stock from Pangaea One Acquisition Holdings I, LLC (“Pangaea”) at a price of $4.85 per share, the quoted price on AIM on the repurchase date, for a total repurchase price of $3,637,500 pursuant to a Share Repurchase Agreement dated October 4, 2007. In addition, pursuant to an agreement between RPS and Pangaea, Pangaea has the right to appoint and have elected up to two directors to our Board of Directors as long as they own at least 20% of our outstanding common stock, and one director as long as they own at least 10% of our outstanding common stock. As of the date of this Amendment, Pangaea has not appointed any directors to our Board of Directors. Pangaea owns 28.7% of our common stock and is an affiliate of Cartesian Capital Group, LLC (“Cartesian”). On November 16, 2007, RPS entered into a Consulting Agreement with Cartesian for consulting and advisory services relating to non-U.S. acquisitions. Cartesian received advisory service fees in the amount of $600,000 over the term of the Consulting Agreement.

     Our written Code on Dealing in Securities, adopted prior to our merger with Old RPS, requires the Chairman and Chief Executive Officer to notify and receive approval from our Board of Directors when the acquisition or disposition of our securities is proposed, and the party proposing to sell or buy those securities owns more than 3% of our outstanding securities. No such acquisition or disposition is permitted without approval of our Board of Directors, and our Board of Directors must determine that the proposed transaction is fair and reasonable to RPS’ stockholders. Our Board of Directors has up to five days to review the proposed transaction, written approval or disapproval must be prepared, and the transaction must take place within two days after the date of the approval, if approval is granted. The repurchase of 750,000 shares of our common stock from Pangaea described above was reviewed and unanimously approved by our Board of Directors pursuant to the procedures of the Code on Dealing in Securities.
     We do not have a specific policy for transactions not involving our securities, but our past practice has been that the Board of Directors must review and grant approval for transactions involving related parties and/or significant expenditures, such as the Consulting Agreement with Cartesian. In accordance with this practice, the Board of Directors reviewed and unanimously approved entry into the Consulting Agreement.
Director Independence
     Our Board of Directors consists of five members. All directors serve for staggered three-year terms and if nominated for reelection, are eligible to be elected for a new three-year term at the applicable annual meeting of the stockholders.
     Our stock is not listed currently listed on NASDAQ or any other United States securities exchange or an inter-dealer quotation system. However, we believe that three of our current directors, Daniel Raynor, James Macdonald, and Stephen Stonefield, and therefore the majority of our Board of Directors, are independent directors, as defined by the applicable rules of NASDAQ.
     Our audit committee consists of James Macdonald (Chairman) and Stephen Stonefield, and our compensation committee consists of Daniel Raynor (Chairman) and Stephen Stonefield, all of which are independent directors under the applicable rules of NASDAQ.
     As of the date of this Amendment, we have not established a nominating committee. We recently became registered under the Securities Exchange Act of 1934, but are not yet listed on an exchange or inter-dealer quotation system that requires a nominating committee, but anticipate forming a nominating committee should the need or regulations of an exchange or inter-dealer quotation system require such a committee.
     Our past practice has been for the entire Board of Directors to evaluate the merits of director nominees based on the experience of the nominee in our industry, the nominee’s prior experience as a director of a company similar to ours, and on the other attributes we deem desirable in a director of RPS. The views of the entire Board of Directors, rather than a subset of the Board of Directors, has been valuable in evaluating prior nominees for director, and thus, our Board of Directors has not felt that a separate nominating committee is necessary. Daniel Perlman and Harris Koffer, who are not independent directors under the applicable rules of NASDAQ, would participate in the evaluation of nominees for our Board of Directors, along with our independent directors.
     Messrs. Dennis Smith and Edward Yang were non-independent directors of RPS until December 6, 2007, when they resigned. Neither Messrs. Smith or Yang served on our audit or compensation committees.
Item 14. Principal Accountant Fees and Services
     The following table shows the fees that were billed to us by Ernst & Young, LLP (“E&Y”), the current independent auditors for RPS and Old RPS from 2002 until present, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006.

Fee Category	2007	2006
Audit Fees	$704,000	$148,000
Audit-Related Fees	$—	$—
Tax Fees	$116,000	$47,000
All Other Fees	$—	$—
Total Fees	$820,000	$195,000

     Audit Fees
     This category includes fees for the audit of our annual and quarterly financial statements, and services that are normally provided by E&Y in connection with statutory and regulatory filings or engagements. The fee of $704,000 disclosed for 2007 above includes $525,000 related to services in connection with our Form 10 filings in 2007.
Audit-Related Fees
     This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included above under “Audit Fees.” This includes fees for services in connection with review of our registration statement.
Tax Fees
     This category includes fees for tax compliance, tax advice, and tax planning. The services included tax advice and assistance with tax compliance and reporting to federal, state and foreign taxing authorities.
All Other Fees
     This category includes fees for products and services provided by E&Y that are not included in the services reported above. Additionally, Cross Shore Acquisition Corp., incurred other fees of $807,000 from KPMG UK which were paid by RPS out of the proceeds of the reverse merger in 2007.
Pre-Approval of Services
     All services provided by E&Y in 2007 were pre-approved by our Audit Committee. All services performed by KPMG were pre-approved by Cross Shore’s board of directors.
     The Audit Committee has policies and procedures for pre-approval of all audit and permissible non-audit services provided by E&Y in order to assure that the provision of such services does not impair the independence of E&Y and are consistent with the Securities and Exchange Commission’s and Public Company Accounting Oversight Board’s independence rules. Each pre-approval is detailed as to the particular service or category of service and includes estimated fees.
     The annual recurring audits and audit-related services and estimated fees are subject to specific pre-approval of the Audit Committee. In addition, the Audit Committee provides pre-approval of certain other audit and audit-related services and estimated fees. This provides the flexibility to permit us to consult with E&Y on routine audit and audit-related matters and enables E&Y to provide services that are reasonably related to the performance of the audit or review of RPS’ consolidated financial statements.
     The Audit Committee provides pre-approval of certain tax assistance and advice, including estimated fees, thereby also providing the flexibility and permitting us to be able to consult with E&Y on routine tax matters.
     If circumstances arise during the year that require the engagement of E&Y for additional audit and audit related services not contemplated in the original pre-approvals, as well as other tax services and permissible non-audit services that are determined to be in the best interests of RPS and would not impair the independence of E&Y, then these services and estimated fees would require specific pre-approval by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedule

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

RESEARCH PHARMACEUTICAL SERVICES, INC.

April 28, 2008	By:	/s/ Daniel M. Perlman

Daniel M. Perlman
Chief Executive Officer and Chairman of the Board of Directors

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.