Form 10-Q
period 2008-03-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2008-05-13
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4322769 (IRS Employer Identification Number)

520 Virginia Drive
Fort Washington, PA	19034
(Address of principal executive offices)	(Zip code)
(215) 540—0700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at May 13, 2008

Common Stock, par value $0.0001 per share	32,542,388

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,172,780	$11,060,255
Restricted cash	1,776,384	1,321,877
Accounts receivable, less allowance for doubtful accounts of $594,000 at March 31, 2008 and $547,000 at December 31, 2007 respectively	37,645,378	32,117,662
Prepaid expenses and other current assets	1,773,284	1,671,674

Total current assets	$47,367,826	$46,171,468

Intangible assets, net	275,536	275,536
Property and equipment, net	4,070,766	3,343,371
Other assets	609,587	253,471
Deferred tax asset	375,173	375,173

Total assets	$52,698,887	$50,419,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,001,737	$1,442,881
Accrued expenses	6,440,545	6,489,902
Customer deposits	1,776,384	1,321,877
Deferred revenue	5,383,009	5,026,042
Current portion of capital lease obligations	663,687	536,106

Total current liabilities	$15,265,361	$14,816,808

Customer deposits	4,500,000	4,500,000
Other liabilities	281,701	258,860
Capital lease obligations, less current portion	831,938	414,002

Total liabilities	$20,879,001	$19,989,670

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000 at March 31, 2008 and December 31, 2007, respectively, issued and outstanding shares — 32,542,388 and 32,199,223 at March 31, 2008 and December 31, 2007, respectively	3,254	3,220
Additional paid-in capital	36,190,975	36,078,600
Accumulated other comprehensive income	5,384	50,305
Accumulated deficit	(4,379,727)	(5,702,776)

Total stockholders’ equity	$31,819,886	$30,429,349

Total liabilities and stockholders’ equity	$52,698,887	$50,419,019

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Service revenue	$38,047,853	$26,042,221
Reimbursement revenue	3,794,541	3,498,340

Total revenue	41,842,394	29,540,561

Direct costs	28,316,024	18,918,286
Reimbursable out-of-pocket costs	3,794,541	3,498,340
Selling, general, and administrative expenses	7,120,510	5,516,859
Depreciation and amortization	365,295	179,917

Income from operations	2,246,024	1,427,159

Interest expense	50,526	3,930,988
Interest income	90,846	—

Net income (loss) before provision for income taxes	2,286,344	(2,503,829)
Provision (benefit) for income taxes	963,295	(5,733,769)

Net income	$1,323,049	$3,229,940

Accretion of preferred stock	—	(121,200)

Net income applicable to common shares	$1,323,049	$3,108,740

Net income per common share:
Basic	$0.04	$0.57
Diluted	$0.04	$0.19

Weighted average number of common shares outstanding:
Basic	32,429,807	5,501,674
Diluted	34,019,774	16,973,160
     Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ending March 31,
	2008	2007
	(unaudited)
Net income	$1,323,049	$3,229,940
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	365,295	95,875
Amortization of intangible assets	—	84,042
Amortization of debt discount	—	46,284
Interest charge related to put warrant liability	—	3,570,918
Stock-based compensation	130,215	17,697
Changes in operating assets and liabilities:
Accounts receivable	(5,527,716)	(486,706)
Income taxes payable/recoverable	452,000	(5,733,769)
Prepaid expenses and other current assets	(101,610)	(478,050)
Other assets	(356,116)	19,089
Accounts payable	(441,144)	(163,418)
Accrued expenses	(501,357)	162,569
Customer deposits	454,507	176,888
Deferred revenue	356,967	233,707
Other liabilities	22,841	—

Net cash (used in) provided by operating activities	(3,823,068)	775,066

Investing activities
Change in restricted cash	(454,507)	557,596
Purchase of property and equipment	(292,429)	(174,266)

Net cash (used in) provided by investing activities	(746,936)	383,330

Financing activities
Net borrowings (repayments) on lines of credit	—	(429,247)
Principal payments on capital lease obligations	(254,743)	(6,256)
Merger consideration, net of fees paid	(17,880)	—

Net cash used in financing activities	(272,623)	(435,503)
Effect of exchange rates on cash and cash equivalents	(44,847)	9,947

Net change in cash and cash equivalents	(4,887,475)	732,840
Cash and cash equivalents, beginning of period	11,060,255	197,024

Cash and cash equivalents, end of period	$6,172,780	$929,864

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$239,582	$360,070

Income taxes	$500,000	$22,246

Supplemental disclosures of noncash financing activities
Accretion of preferred stock dividends	$—	$121,200

Acquisition of fixed assets under capital leases	$800,261	$—

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March, 31 2008 (unaudited)
1. Business
ReSearch Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a Pharmaceutical Resource Organization (“PRO”), providing high-quality, efficient and flexible clinical development solutions to the pharmaceutical and biotechnology industries. The Company is able to leverage its high degree of clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development. The Company’s revenues are generated principally from customers located in the United States.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru and Uruguay.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.
Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Merger and Accounting Treatment
Cross Shore Acquisition Corporation (“Cross Shore”) was incorporated in Delaware on January 30, 2006 as a blank check company, the objective of which was to acquire one or more operating companies engaged in the delivery of business services to companies and consumers in the United States. On April 28, 2006, Cross Shore completed an Initial Public Offering (the “Offering”) on the Alternative Investment Market (“AIM”) of the London Stock Exchange and raised proceeds of $112 million before offering expenses. Of the net proceeds from the Offering, $102.7 million was placed in trust to be held until the earlier of (i) consummation of Cross Shore’s first business combination or (ii) liquidation of Cross Shore.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 21% and 12% of service revenues during the three months ended March 31, 2008 and approximately 24% and 8% of service revenues during the three months ended March 31, 2007.
The two largest customers represented approximately 24% and 16% of the accounts receivable balance at March 31, 2008, and 27% and 19% of the accounts receivable balance at December 31, 2007. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three months ended March 31, 2008 or 2007. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits. The Company also provides permanent placement services to its customers, representing less than 2% of total revenues for the three months ended March 31, 2008 and 2007. Revenues are recorded at the time a candidate begins work with his or her new employer. Provisions for sales allowances, based on historical experience, are recorded at the time the related revenue is recognized.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $3,794,541 and $3,498,340 for the three months ended March 31, 2008 and 2007 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $942,000 and $2,243,000 for the three months ended March 31, 2008 and 2007 respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. On January 1, 2007 the Company adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN  48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before recognized in the financial statements.
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
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period).
The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which requires that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value.

The Company estimated the fair value of its common stock during 2006 and through August 30, 2007 utilizing retrospective, third party valuations performed by SMART Business Advisory and Consulting, LLC (“Smart”). The valuation methodologies utilized by Smart relied on the “income approach” and the “market approach” to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on the risk adjusted weighted average cost of capital of comparable companies. The market approach involves analyzing the market price and other parameters of similar businesses as a determinant of the enterprise value of the subject business. Both the income approach and the market approach involve a significant level of judgment. The enterprise value was then allocated to the various securities that comprise the Company’s capital structure based on the relative rights, preferences and privileges of such securities. The estimated fair value of common stock ranged from $4.10 to $5.26 per share in 2007 prior to the merger with Cross Shore on August 30, 2007. Subsequent to the merger with Cross Shore, the Company utilizes the quoted stock price on the AIM as the determinant of fair value.
The per-share weighted average fair value of the options granted during the three months ended March 31, 2008 and 2007 were estimated at $1.97 and $3.23, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	0.00%	0.00%
Expected volatility	52%	55%
Risk—free interest rates	2.64%	5.04%
Expected life	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has and will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 related to share based service awards was $130,215 and $17,697, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of March 31, 2008 was $1.2 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.7 years.
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
The Company’s foreign operations accounted for approximately 4% and 5% of service revenues during the three months ended March 31, 2008 and 2007, respectively. In addition, approximately 3% of the Company’s consolidated assets are located in foreign locations at March 31, 2008 and at December 31, 2007.

Recent Accounting Pronouncement
The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of March 31, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.
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
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income (loss) per share.

	Three Months Ended
	March 31,
	2008	2007

Net income applicable to common shares	$1,323,049	$3,108,740
Weighted average common shares outstanding — basic	32,429,807	5,501,674

Dilutive effect of stock options and warrants	1,589,967	2,786,594
Conversion of preferred stock to common stock	—	8,684,892

Weighted average common shares outstanding — diluted	34,019,774	16,973,160

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 996,529 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2008 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.

Comprehensive Income
The Company’s comprehensive income was as follows:

	Three Months Ended March 31,
	2008	2007

Net income as reported	$1,323,049	$3,229,940
Other comprehensive income (loss):
Foreign currency translation adjustment	(44,921)	10,074

Comprehensive income	$1,278,128	$3,240,014

3. Property and Equipment
Property and equipment consist of the following:

		March 31,	December 31,
	Useful life	2008	2007

Computers, software and other equipment	2 to 3 years	$3,516,473	$3,133,140
Automobiles	1 to 3 years	1,842,036	1,151,673
Furniture and fixtures	5 years	1,494,895	1,494,895

		6,853,404	5,779,708
Less accumulated depreciation		(2,782,638)	(2,436,337)

		$4,070,766	$3,343,371

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations.
4. Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007

Accrued compensation	$2,721,750	$1,744,809
Accrued professional fees	1,887,748	2,572,673
Volume rebate accrual	567,112	674,971
Accrued income taxes	1,043,439	591,439
Other	220,496	906,010

	$6,440,545	$6,489,902

5. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Agreement”), expiring October 31, 2009. This Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Agreement require interest at the Federal Funds open rate, as defined, plus 1/2% (5.25% at March 31, 2008). The Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At March 31, 2008, there were no outstanding borrowings under the Agreement.
6. Stockholders’ equity
Prior to the Merger with Cross Shore
The Company was authorized to issue up to 25,301,475 shares of Common Stock with no par value. Of the shares authorized, 2,108,456 shares of Common Stock were reserved for issuance pursuant to the Company’s 2002 Equity Incentive Plan.
The Company issued 393,579 warrants to certain investors in 2003 in connection with a bridge loan. Such warrants were exercisable at $0.4695 per share at any time through 2013. In connection with the merger, such warrants were exchanged for a combination of cash and common stock of the combined entity.
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, the Company is authorized to issue up to 1,000,000 shares of Preferred Stock and 150,000,000 shares of Common Stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans.
A total of 1,500,000 shares held by RPS stockholders prior to the merger were placed in escrow pursuant to the merger agreement with Cross Shore. Assuming no claims are made against the escrow fund, 60% of the escrow shares will be released on August 30, 2008 and the remainder will be released on August 30, 2009.
The Company’s stockholders are granted certain rights to register their shares under the securities laws of the United States pursuant to two separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those stockholders holding shares in RPS prior to the merger. The Investor Rights Agreement (as defined below) pertains to those stockholders acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company agreed to use commercially reasonable efforts to file a registration statement under the Exchange Act within 120 days after the date of the merger, and to cause the registration statement to become effective within 90 days after it is filed. If these deadlines were not met, the Company agreed to issue additional shares to stockholders as liquidated damages in the amount of 1% of all or a portion of such holder’s securities for up to four months each. The Company’s registration statement on Form 10 under the Exchange Act was filed and became effective within the required time period pursuant to the provisions of the Investor Rights Agreement.
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
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company granted stockholders of RPS prior to the merger, the right to include shares and warrants on any registration statement filed by the Company pursuant to the Securities Act in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares and warrants that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares, warrants, and other stock to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Exchange Act that are required to be made pursuant to our contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares and warrants to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s Registrable Securities for up to two months.
Subsequent to the date of the merger with Cross Shore, the Company also has a total of 1,357,179 common stock warrants (“IPO Warrants”) outstanding. Such IPO Warrants are immediately exercisable at any time through April 2010. All of the IPO Warrants are exercisable at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006.
The IPO Warrants are redeemable at the Company’s option at a price of $.0001 per IPO Warrant only in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given and the weekly trading volume of the Company’s common stock has been at least 550,000 shares for each of the two calendar weeks before the Company sends the notice of redemption.
In addition, a total of 186,667 options remain outstanding from the date of the Cross Shore initial public offering in April 2006. These options were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitle the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. Should the options be exercised, the warrants received will be fully vested with an exercise price of $5.00 per share at any time through April 2010. Such warrants are subject to the same redemption provisions as the IPO Warrants discussed above.
7. Redeemable Convertible Preferred Stock
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, all of the outstanding shares of Series A and Series B Preferred Stock were converted into shares of common stock of the combined entity. In addition, all accumulated dividends of the Series A and Series B Preferred Stock accrued through the date of the merger, totaling $2.63 million, were paid to the holders of such preferred stock.
8. Stock Option Plan
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) which permits the granting of incentive stock options, nonqualified stock options and restricted stock. The Company has authorized the issuance of up to 2,108,456 shares of Common Stock to satisfy grants under the 2002 Plan. Stock options issued generally vest over a three-year period. The exercise period is determined by the

Company’s Board of Directors, but may not exceed ten years from the date of grant. Each option entitles the holder to purchase one share of Common Stock at the indicated exercise price.
In connection with the merger with Cross Shore, the Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007. The 2007 Incentive Plan permits awards of options and restricted stock. At March 31, 2008, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount can be adjusted to increase to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options Available	Number of Options	Weighted Average
	For Grant	Outstanding	Exercise Price

Balance, December 31, 2007	3,979,607	2,729,965	$1.94

Granted (unaudited)	(59,862)	59,862	$3.85
Exercised (unaudited)	—	(6,621)	$0.72
Forfeited/cancelled (unaudited)	6,529	(6,529)	$0.75

Balance, March 31, 2008 (unaudited)	3,926,274	2,776,677	$1.98

The weighted average grant date fair value of options granted was $1.97 during the three months ended March 31, 2008.
At March 31, 2008, 351,553 options were exercisable at $0.37 per share, 1,009,881 options were exercisable at $0.83 per share and 7,815 options were exercisable at $1.66 per share. The weighted average remaining contractual life of the outstanding options at March 31, 2008 was 7.8 years. The weighted average remaining contractual life of the fully vested options at March 31, 2008 was 6.6 years. The aggregate intrinsic value of options outstanding, and fully vested at March 31, 2008 are $6.8 million and $4.8 million, respectively.
9. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $487,000 and $356,000 during the three months ended March 31, 2008 and 2007, respectively. The Company is the lessee of approximately $1,800,000 of automobiles and equipment under capital leases expiring through 2010. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $145,000 and is included in depreciation expense for the three months ended March 31, 2008 and there were no assets under capital lease agreements during the three months ended March 31, 2007.

Future minimum lease payments subsequent to March 31, 2008 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2008	$642,059	$1,281,471
2009	620,751	1,556,170
2010	418,049	1,447,165
2011	—	1,429,254
2012	—	1,451,961
Thereafter	—	5,830,887

Total minimum lease payments	1,680,860	$12,996,910
Less amount representing interest	185,234

Present value of net minimum lease payments	$1,495,625

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     RPS has been providing services to the bio-pharmaceutical industry since its incorporation in 1994. The Company began as a permanent placement company but has expanded to build an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
     The bio-pharmaceutical industry continues to increase its spending on clinical drug development as it looks for more rapid introduction of new, innovative drugs. Further economic pressures including the rising costs of developing a new drug as a result of the increasing complexity, size and duration of trials and recruiting patients have made it more difficult for bio-pharmaceutical companies to generate significant revenues to exceed the development costs of their drugs.
     In light of the economic pressures seen by its bio-pharmaceutical clients, the Company believed that its unique model of providing integrated outsourcing solutions would be an attractive alternative to traditional outsourcing to CROs as well as to research activities performed in-house.
     Over the last six years, the Company has invested in building an infrastructure to support the expected demand for its services. While the Company’s revenues increased over the last five years, at times, the investment in infrastructure outpaced the increase in revenues and this investment, along with other factors such as flat revenues in 2004 and 2005, resulted in the Company reporting only marginal net income or operating losses from 2002 through 2005. Additionally, in late 2005 the Company began its investment in global expansion with the opening of offices across Latin America.
     Towards the end of 2005, and continuing into 2006, the Company experienced a significant shift in the demand for its integrated outsourcing solutions. Accordingly, operating results for 2006, 2007, and the first three months of 2008 have shown increases in revenues and performance metrics.
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
     The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to customers in excess of revenues recognized.
     The Company accounts for expense reimbursement in accordance with Emerging Issues Task Force (EITF) Issue No. 01—14 (“EITF 01—14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01—14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations.
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
     Prior to 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations. Under APB 25, no compensation expense was recognized if the exercise price of the Company’s stock options equaled or exceeded the fair value of the underlying common stock at the date of grant. The Company provided pro forma disclosures in its financial statements as required by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, related to these fiscal periods prior to January 1, 2006.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which requires that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value.
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

     The per—share weighted average fair value of the options granted during the three months ended March 31, 2008 and 2007, respectively were estimated at $1.97 and $3.23 on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended
	March 31, 2008		March 31, 2007
Expected dividend yield		0.00%		0.00%
Expected volatility		52%		55%
Risk—free interest rates		2.64%		5.04%
Expected life	6	years	6	years
     Prior to August 30, 2007, Former RPS’ stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has continued to utilize the calculated value for expected volatility, and will continue to do so until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.
     The Company estimated the fair value of its common stock during 2006 and through August 30, 2007 utilizing retrospective, third party valuations performed by Smart. The estimated fair value of common stock ranged from $4.10 to $5.26 per share in 2007 prior to the merger with Cross Shore on August 30, 2007.
     As of March 31, 2008, the aggregate amount of stock—based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.6 million, net of estimated forfeitures. This amount will be recognized on a straight—line basis over the vesting period of the related options. Under the true—up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
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

Results of Operations
      Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007:
     Revenues. Service revenues increased 46.1% to $38.0 million for the three months ended March 31, 2008 from $26.0 million for the three months ended March 31, 2007 as the Company generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs. CMSP revenue for the three months ended March 31, 2008 grew 85.3% over the comparable prior period, and accounted for 61.4% of our total service revenue for the three months ended March 31, 2008.
     Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 8.5% to $3.8 million during the three months ended March 31, 2008 from $3.5 million during the three months ended March 31, 2007. The increase is due primarily to an increase in the number ofstaff incurred expenses on client programs.
     Direct Costs. Direct costs increased 49.7% to $28.3 million or 74.4% of service revenues for the three months ended March 31, 2008 as compared to $18.9 million or 72.6% of service revenues for the three months ended March 31, 2007. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 29.1% to $7.1 million for the three months ended March 31, 2008 from $5.5 million for the three months ended March 31, 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee—related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $4.3 million for the three months ended March 31, 2008 as compared to $3.6 million for the three months ended March 31, 2007. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 18.7% for the three months ended March 31, 2008 as compared to 21.2% for the three months ended March 31, 2007. The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi-variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 103.0% to $0.4 million for the three months ended March 31, 2008 as compared to $0.2 million for the three months ended March 31, 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations increased to $2.2 million for the three months ended March 31, 2008 as compared to income from operations of $1.4 million for the three months ended March 31, 2007. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest income and expense. Interest income increased to $91,000 during the three months ended March 31, 2008 due to the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Cross Shore. Interest expense decreased to $51,000 for the three months ended March 31, 2008 from $3.9 million during the three months ended March 31, 2007. The decrease is due to the payoff of the outstanding balance on the Company’s line of credit and the outstanding notes payable subsequent to the merger with Cross Shore on August 30, 2007. Interest expense from the three months ended March 31, 2007 includes a $3.6 million non-cash charge to mark the Company’s put warrant liability to market during the period. The put warrants were exchanged for shares of Cross Shore common stock in connection with the Cross Shore merger on August 30, 2007.

     Provision for income taxes. The provision for income taxes for the three months ended March 31, 2008 increased to $1.0 million versus a benefit of $5.7 million for the three months ended March 31, 2007. The Company’s effective tax rate for the three months ended March 31, 2007 was significant as the interest charge related to the put warrant liability is non-deductible for income tax purposes. Accordingly, the income tax benefit recorded in the three months ended March 31, 2007 is reflective of that rate. The provision for income taxes recorded during the three months ended March 31, 2008 is reflective of the Company’s recurring effective tax rate.
     Net income (loss). As a result of the factors discussed above, net income for the three months ended March 31, 2008 decreased to $1.3 million or $0.04 per share, basic and diluted, from net income for the three months ended March 31, 2007 of $3.2 million or $0.57 per basic share and $0.19 per diluted share.
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
     The Company maintains a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At March 31, 2008, there were no outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 1/2% (5.25% at March 31, 2008). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At March 31, 2008, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At March 31, 2008, the Company had available cash and cash equivalent balances of $6.2 million and working capital of $32.1 million, which the Company believes will provide sufficient liquidity for the next twelve months.
     During the three months ended March 31, 2008, the Company’s operating activities used cash of $3.8 million, a decrease of $4.6 million from the corresponding amount for the three months ended March 31, 2007. The operating activities use of cash during the three month period can be attributed to an increase in accounts receivable, net of allowance for doubtful accounts of $5.5 million, or 17.2%, to $37.6 million at March 31, 2008 from $32.1 million at December 31, 2007 primarily related to the increase in revenues during the period as well as the timing of cash collections. In addition, during the three months ended March 31, 2008,the Company used cash in other operating assets and liabilities of $0.9 million consisting primarily of $0.1 million in prepaid expenses and other assets, $0.4 million in other assets and $0.4 million in accounts payable.
     These uses of cash were offset by net income for the three months ended March 31, 2008 of $1.3 million along with favorable changes in other operating assets and liabilities of $0.9 million consisting of $0.5 million in customer deposits, $0.4 million in deferred revenue and $0.1 million in accrued expenses.
     Cash used in investing activities for the three months ended March 31, 2008 totaled $0.7 million, consisting primarily of the increase in restricted cash of $0.5 million and the purchase of property and equipment totaling $0.3 million.
     Cash used in financing activities for the three months ended March 31, 2008 totaled $0.3 million, consisting primarily of principal payments on capital lease obligations.

Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of March 31, 2008.

	Payments Due by Period
	Total	Less than 1 year	1—3 Years	3—5 Years	More than 5 years
Contractual Obligations
Capital leases	$1,680,860	$642,059	$1,038,801	—	—
Operating leases	$12,996,910	1,281,471	3,003,335	2,881,216	5,830,887

Total	$14,677,769	$1,923,531	$4,042,136	$2,881,216	$5,830,887

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
Recently Issued Accounting Standard
     The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of March 31, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign currency risks. Since RPS operates in countries other than the United States, it is exposed to various foreign currency risks. The majority of client services are contracted in U.S. dollars. However, at times, a portion of the work performed under these contracts is performed by one of our subsidiaries under which costs are incurred in the local denomination of that subsidiary. In these instances, where expenses are incurred in a denomination that is other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currency would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of changes redeemable convertible preferred stock and stockholder’ equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.
     For the three months ended March 31, 2008, approximately 4% of our net revenues were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our planned international expansion, and we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We depend on the bio-pharmaceutical industry for substantially all of our revenue and factors or trends affecting that industry could adversely affect our business.
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
     In addition, for the three months ended March 31, 2008, our top five clients represented approximately 56% of service revenues and our twenty top clients comprised approximately 90% of service revenues. For the three months ended March 31, 2008, our largest customer was responsible for 21% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly that our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of March 31, 2008 is $164.5 million, of which approximately $75.3 million is not expected to be realized in 2008.
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
     Approximately 1.4 million warrants and approximately 2.8 million options for our stock are currently outstanding. In addition, we cannot assure investors that the holders of our stock subject to lock—up restrictions will not sell substantial amounts of their stock upon any waiver, expiration or termination of the restrictions. The sale or even the possibility of sale of such stock or the stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.
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
Item 6. Exhibits.
     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated hereinby reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2008	ReSearch Pharmaceutical Services, Inc.
	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance and Chief Financial Officer

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.