Form 10-Q
period 2008-06-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2008-08-13
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4322769
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

520 Virginia Drive
Fort Washington, PA	19034
(Address of principal executive offices)	(Zip code)
(215) 540–0700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at August 11, 2008

Common Stock, par value $0.0001 per share	32,547,406

Page
Part I. FINANCIAL INFORMATION	[3]

Item 1. FINANCIAL STATEMENTS:	[3]

CONDENSED CONSOLIDATED BALANCE SHEETS — JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	[3]

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) — THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007	[4]
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — SIX MONTHS ENDED JUNE 30, 2008 AND 2007	[5]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	[6]

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	[15]

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	[23]

Item 4T. CONTROLS AND PROCEDURES	[23]

Part II. OTHER INFORMATION	[24]

Item 1A. RISK FACTORS	[24]

Item 6. EXHIBITS	[32]

SIGNATURES	[32]

Ex-31.1 CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Ex-31.2 CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Ex-32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Ex-32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,715,852	$11,060,255
Restricted cash	1,559,704	1,321,877
Accounts receivable, less allowance for doubtful accounts of $594,000 at June 30, 2008 and $547,000 at December 31, 2007.	30,927,427	32,117,662
Prepaid expenses and other current assets	2,329,484	1,671,674

Total current assets	$45,532,467	$46,171,468

Intangible assets, net	275,536	275,536
Property and equipment, net	4,347,852	3,343,371
Other assets	347,934	253,471
Deferred tax asset	375,173	375,173

Total assets	$50,878,962	$50,419,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$672,552	$1,442,881
Accrued expenses	5,366,774	6,489,902
Customer deposits	1,559,704	1,321,877
Deferred revenue	3,915,406	5,026,042
Current portion of capital lease obligations	568,845	536,106

Total current liabilities	$12,083,281	$14,816,808

Customer deposits	4,500,000	4,500,000
Other liabilities	294,079	258,860
Capital lease obligations, less current portion	900,922	414,002

Total liabilities	$17,778,282	$19,989,670

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares – 150,000,000 at June 30, 2008 and December 31, 2007, issued and outstanding shares – 32,547,406 and 32,199,223 at June 30, 2008 and December 31, 2007, respectively.	3,255	3,220
Additional paid-in capital	36,332,103	36,078,600
Accumulated other comprehensive income	(8,035)	50,305
Accumulated deficit	(3,226,643)	(5,702,776)

Total stockholders’ equity	$33,100,680	$30,429,349

Total liabilities and stockholders’ equity	$50,878,962	$50,419,019

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Service revenue	$40,286,342	$28,811,211	$78,334,195	$54,853,432
Reimbursement revenue	4,554,955	3,439,534	8,349,497	6,937,874

Total revenue	44,841,297	32,250,745	86,683,692	61,791,306

Direct costs	30,076,813	20,739,044	58,392,836	39,657,330
Reimbursable out-of-pocket costs	4,554,955	3,439,534	8,349,497	6,937,874
Selling, general, and administrative expenses	7,759,741	6,133,971	14,880,251	11,650,830
Depreciation and amortization	418,969	227,760	784,265	407,677

Income from operations	2,030,819	1,710,436	4,276,843	3,137,595

Interest expense	89,405	638,850	139,931	4,569,838
Interest income	71,155	—	162,001	—

Net income (loss) before provision for income taxes	2,012,569	1,071,586	4,298,913	(1,432,243)
Provision (benefit) for income taxes	859,485	2,453,932	1,822,780	(3,279,837)

Net income (loss)	$1,153,084	$(1,382,346)	$2,476,133	$1,847,594

Accretion of preferred stock	—	(121,200)	—	(242,400)

Net income (loss) applicable to common shares	$1,153,084	$(1,503,546)	$2,476,133	$1,605,194

Net income (loss) per common share:
Basic	$0.04	($0.27)	$0.08	$0.29
Diluted	$0.03	($0.27)	$0.07	$0.11

Weighted average number of common shares outstanding:
Basic	32,545,476	5,507,998	32,487,641	5,504,731
Diluted	34,133,310	5,507,998	34,089,090	17,265,917
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ending June 30,
	2008	2007
	(unaudited)
Net income	$2,476,133	$1,847,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	784,265	239,593
Amortization of intangible assets	—	168,084
Amortization of debt discount	—	92,568
Interest charge related to put warrant liability	—	3,817,918
Stock-based compensation	267,253	35,394
Changes in operating assets and liabilities:
Accounts receivable	1,190,235	(1,832,027)
Income taxes payable/recoverable	(1,017,568)	(3,279,837)
Prepaid expenses and other current assets	(231,681)	(834,320)
Other assets	(94,463)	35,776
Accounts payable	(770,329)	(815,396)
Accrued expenses	(531,689)	262,628
Customer deposits	237,827	627,927
Deferred revenue	(1,110,636)	1,051,946
Other liabilities	35,219	290,958

Net cash provided by operating activities	1,234,565	1,708,806

Investing activities
Change in restricted cash	(237,827)	623,470
Purchase of property and equipment	(765,987)	(1,010,306)

Net cash used in investing activities	(1,003,814)	(386,836)

Financing activities
Net borrowings (repayments) on lines of credit	—	(1,222,570)
Principal payments on capital lease obligations	(542,331)	(12,642)
Merger consideration, net of fees paid	(17,880)	—
Proceeds from the exercise of stock options	8,951	—

Net cash used in financing activities	(551,260)	(1,235,212)
Effect of exchange rates on cash and cash equivalents	(23,895)	29,523

Net change in cash and cash equivalents	(344,404)	116,281
Cash and cash equivalents, beginning of period	11,060,255	197,024

Cash and cash equivalents, end of period	$10,715,851	$313,305

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$162,001	$751,920

Income taxes	$1,792,780	$893,680

Supplemental disclosures of noncash financing activities
Accretion of preferred stock dividends	$—	$242,400

Acquisition of fixed assets under capital leases	$1,022,759	$—

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June, 30 2008 (unaudited)
1. Business
ReSearch Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a next generation CRO (clinical research organization) serving biotechnology and pharmaceutical companies, which we refer to collectively as the bio-pharmaceutical industry. The RPS business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within the Company’s clients’ clinical infrastructure. The Company is able to leverage its high degree of clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development that meets the varied needs of small, medium and large bio-pharmaceutical companies. The Company’s revenues are generated principally from customers located in the United States.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru and Uruguay.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 20%, 12% and 12% of service revenues during the six months ended June 30, 2008 and approximately 24%, 7% and 6% of service revenues during the six months ended June 30, 2007. The Company’s three largest customers accounted for approximately 20%, 13% and 11% of service revenues during the three months ended June 30, 2008 and approximately 25%, 7% and 7% of service revenues during the three months ended June 30, 2007.
The three largest customers represented approximately 21%, 19% and 11% of the accounts receivable balance at June 30, 2008, and 27% and 19% and 10% of the accounts receivable balance at December 31, 2007. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the six months ended June 30, 2008 or 2007. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits. The Company also provides permanent placement services to its customers, representing less than 1% of total revenues for the six months ended June 30, 2008 and 2007. Revenues are recorded at the time a candidate begins work with his or her new employer. Provisions for sales allowances, based on historical experience, are recorded at the time the related revenue is recognized.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $4,554,955 and $3,439,534 for the three months ended June 30, 2008 and 2007 respectively, and $8,349,497 and $6,937,874 for the six months ended June 30, 2008 and 2007 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $1,658,000 and $1,829,000 for the three months ended June 30, 2008 and 2007 respectively, and approximately $2,544,000 and $4,072,000 for the six months ended June 30, 2008 and 2007 respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. On January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before recognized in the financial statements.
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
The per-share weighted average fair value of the options granted during the three months ended June 30, 2008 and 2007 were estimated at $2.14 and $3.30, respectively and the per share weighted average fair value of the options granted during the six months ended June 30, 2008 and 2007 were estimated at $2.04 and $3.30, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	55%	50%	55%
Risk-free interest rate	3.10%	5.19%	2.87%	5.19%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has and will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 related to share based service awards was $137,038 and $17,697, respectively, and for the six months ended June 30, 2008 and

2007 related to share based service awards was $267,253 and $35,394, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of June 30, 2008 was $1.2 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.3 years.
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
The Company’s foreign operations accounted for approximately 4% and 5% of service revenues during the six months ended June 30, 2008 and 2007, respectively. In addition, approximately 4% of the Company’s consolidated assets were located in foreign locations at June 30, 2008 and at December 31, 2007.
Recent Accounting Pronouncement
The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of June 30, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157; therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141(R) is effective for the Company beginning January 1, 2009. The impact of the adoption of SFAS No. 141(R) will depend upon the nature and terms of business combinations, if any, that the Company consummates on or after January 1, 2009.
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

The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income

	Three Months Ended June		Six Months Ended June
	30,		30,
	2008	2007	2008	2007

Net income (loss) applicable to common shares	$1,153,084	$(1,503,546)	$2,476,133	$1,605,194
Weighted average common shares outstanding — basic	32,545,476	5,507,998	32,487,641	5,504,731
Dilutive effect of stock options and warrants	1,587,834	—	1,601,448	3,076,294
Conversion of preferred stock to common stock	—	—	—	8,684,892

Weighted average common shares outstanding — diluted	34,133,310	5,507,998	34,089,090	17,265,917

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 871,449 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2008 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows:

	Three Months Ended June		Six Months Ended June
	30,		30,
	2008	2007	2008	2007

Net income (loss) as reported	$1,153,084	$(1,503,546)	$2,476,133	$1,605,194
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,419)	19,449	(58,340)	29,523

Comprehensive income (loss)	$1,139,665	$(1,484,097)	$2,417,793	$1,634,717

3. Property and Equipment
Property and equipment consist of the following:

	Useful life	June 30, 2008	December 31, 2007

Computers, software and other equipment	2 to 3 years	$3,396,369	$3,133,140
Automobiles	1 to 3 years	1,977,229	1,151,673
Furniture and fixtures	5 years	1,788,350	1,494,895
Leasehold improvements	7 years	373,082	—

		7,535,030	5,779,708
Less accumulated depreciation		(3,187,178)	(2,436,337)

		$4,347,852	$3,343,371

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations.
4. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007

Accrued compensation	$2,837,138	$1,744,809
Accrued professional fees	1,765,974	2,572,673
Volume rebate accrual	518,048	674,971
Accrued income taxes	—	591,439
Other	245,614	906,010

	$5,366,774	$6,489,902

5. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Agreement”), expiring October 31, 2009. This Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Agreement require interest at the bank’s prime rate (5.00% at June 30, 2008). The Agreement is secured by all corporate assets and also contains financial and non-financial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At June 30, 2008, there were no outstanding borrowings under the Agreement.
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
In connection with the merger with Cross Shore, the Company adopted the 2007 Equity Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007. The 2007 Incentive Plan permits awards of options and restricted stock. At June 30, 2008, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount shall be increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price

Balance, December 31, 2007	3,979,607	2,729,965	$1.94
Granted (unaudited)	(121,449)	121,449	$4.03
Exercised (unaudited)	—	(11,639)	$0.77
Forfeited/cancelled (unaudited)	7,134	(7,134)	$0.76

Balance, June 30, 2008 (unaudited)	3,865,292	2,832,641	$2.03

The weighted average grant date fair value of options granted was $1.93 and $2.04 during the three and six months ended June 30, 2008 respectively.
At June 30, 2008, 351,553 options were exercisable at $0.37 per share, 1,033,234 options were exercisable at $0.83 per share and 9,377 options were exercisable at $1.66 per share. The weighted average remaining contractual life of the outstanding options at June 30, 2008 was 7.6 years. The weighted average remaining contractual life of the fully vested options at June 30, 2008 was 6.4 years. The aggregate intrinsic value of options outstanding and fully vested at June 30, 2008 is $6.8 million and $4.9 million, respectively.

9. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $520,000 and $395,000 during the three months ended June 30, 2008 and 2007, respectively, and $1,007,000 and $751,000 for the six months ended June 30, 2008 and 2007, respectively. The Company is the lessee of approximately $2,000,000 of automobiles and equipment under capital leases expiring through 2010. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $159,000 and $304,000 are included in depreciation expense for the three and six months ended June 30, 2008, respectively, and there were no assets under capital lease agreements during the six months ended June 30, 2007.
Future minimum lease payments subsequent to June 30, 2008 under capital and non-cancelable operating leases are as follows

	Capital	Operating
	Leases	Leases

2008	$433,193	$855,288
2009	654,460	1,552,244
2010	484,646	1,445,140
2011	68,585	1,426,021
2012	—	1,451,961
Thereafter	—	5,830,887

Total minimum lease payments	1,640,884	$12,561,541
Less amount representing interest	(171,116)

Present value of net minimum lease payments	$1,469,768

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
RPS is a next generation CRO serving the bio-pharmaceutical industry. Our innovative business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within our clients’ clinical drug development infrastructure. This approach was designed to meet the varied needs of small, medium and large bio-pharmaceutical companies.
We focus our solutions on our clients’ Phase II through Phase IV clinical development programs (which encompass late-stage, pre-launch and post-approval human trials on new drug compounds). Unlike a traditional CRO, which solely targets the outsourced portion of this market, we integrate our clinical trial professionals into various levels of our clients’ operations, allowing us to target both the outsourced and in-house components of our clients’ Phase II through Phase IV expenditures.
Over the last six years, we have invested in building an infrastructure to support the expected demand for our services. While our revenues increased during this period, at times, the investment in infrastructure outpaced the increase in revenues and this investment, along with other factors, resulted in only marginal net income or operating losses from 2002 through 2005. Additionally, in late 2005 we began our investment in global expansion with the opening of offices across Latin America.

Towards the end of 2005, and continuing into 2006, we experienced a significant shift in the demand for our integrated outsourcing solutions. Accordingly, operating results for 2006, 2007, and the first six months of 2008 have shown increases in revenues and certain other performance metrics.
We view our operations, manage our business, and report our financial information as one operating segment, as that term is defined under generally accepted accounting principles. As such, we report our financial information, including revenues, net income or loss, and total assets, as it pertains to our entire business of providing clinical development services to our bio-pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services.
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
     The Company accounts for expense reimbursement in accordance with Emerging Issues Task Force (EITF) Issue No. 01–14 (“EITF 01–14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01–14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations.
     The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company.
•	Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company evaluates if its deferred tax assets are realizable on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization is the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.
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
     The per–share weighted average fair value of the options granted during the three months ended June 30, 2008 and 2007 were estimated at $2.14 and $3.30, respectively and the per share weighted average fair value of the options granted during the six months ended June 30, 2008 and 2007, respectively were estimated at $2.04 and $3.30 on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	55%	50%	55%
Risk-free interest rate	3.10%	5.19%	2.87%	5.19%
Expected life	6 years	6 years	6 years	6 years
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
     As of June 30, 2008, the aggregate amount of stock–based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.7 million, net of estimated forfeitures. This amount will be recognized on a straight–line basis over the vesting period of the related options. Under the true–up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long–lived Assets
     Intangible assets consist primarily of non–compete agreements, customer contracts and lists, and goodwill. The non–compete agreements and customer contracts and lists are amortized over the shorter of their contractual lives or the period over which the assets are expected to contribute to the Company’s cash flows, generally ranging from 2 to 5 years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The Company accounts for goodwill and customer lists in accordance with SFAS No. 142, Goodwill and Intangible Assets. If the Company determines that the carrying value of definite lived long–lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of December 31 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
     Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007:
     Revenues. Service revenues increased 39.8% to $40.3 million for the three months ended June 30, 2008 from $28.8 million for the three months ended June 30, 2007 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs. CMSP revenue for the three months ended June 30, 2008 grew 72.7% over the comparable prior period, and accounted for 60.8% of our total service revenue for the three months ended June 30, 2008.
     Reimbursement revenues and offsetting reimbursable out–of–pocket costs fluctuate from period to period due primarily to the level of pass–through expenses in a particular period. Reimbursement revenues and reimbursable out–of–pocket costs increased 32.4% to $4.6 million during the three months ended June 30, 2008 from $3.4 million during the three months ended June 30, 2007. The increase is due primarily to an increase in the number of staff incurred expenses on client programs.
     Direct Costs. Direct costs increased 45.0% to $30.1 million or 74.7% of service revenues for the three months ended June 30, 2008 as compared to $20.7 million or 72.0% of service revenues for the three months ended June 30, 2007. The increase in direct costs is directly correlated with the increase in revenues as described above, as well as an increase in certain direct costs at a rate greater than the increase in revenues. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 26.5% to $7.8 million for the three months ended June 30, 2008 from $6.1 million for the three months ended June 30, 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee–related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $4.9 million for the three months ended June 30, 2008 as compared to $4.0 million for the three months ended June 30, 2007. Although total SG&A expenses increased for the three month period ended June 30, 2008, SG&A expenses, as a percentage of service revenues, decreased to 19.3% for the three months ended June 30, 2008 as compared to 21.3% for the three months ended June 30, 2007. The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi–variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 84.0% to $0.4 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations increased to $2.0 million for the three months ended June 30, 2008 as compared to income from operations of $1.7 million for the three months ended June 30, 2007. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest income and expense. Interest income increased to $71,000 during the three months ended June 30, 2008 due to an increase in the level of investable cash on hand subsequent to the Former RPS’ August 30, 2007 merger with Cross Shore. Interest expense decreased to $89,000 for the three months ended June 30, 2008 from $0.6 million during the three months ended June 30, 2007. The decrease is due to the payoff of the outstanding balance on our line of credit and the outstanding notes payable subsequent to the merger with Cross Shore on August 30, 2007.
     Provision for income taxes. The provision for income taxes for the three months ended June 30, 2008 decreased to $0.9 million as compared to a provision for income taxes of $2.5 million for the three months ended June 30, 2007. Our effective tax rate for the three months ended June 30, 2007 was significant as the interest charge related to the put warrant liability incurred in the first quarter of 2007 was non-deductible for income tax purposes. Accordingly, the income tax expense recorded in the three months ended June 30, 2007 is reflective of that rate. The provision for income taxes recorded during the three months ended June 30, 2008 is reflective of our recurring effective tax rate.
     Net income (loss). As a result of the factors discussed above, net income for the three months ended June 30, 2008 increased to $1.2 million or $0.04 per basic share and $0.03 per diluted share, for the three months ended June 30, 2008 from a net loss of $1.4 million for the three months ended June 30, 2007 or $(0.27) per share, basic and diluted.
     Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007:
     Revenues. Service revenues increased 42.8% to $78.3 million for the six months ended June 30, 2008 from $54.9 million for the six months ended June 30, 2007 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several pharmaceutical companies in our CMSP programs. CMSP revenue for the six months ended June 30, 2008 grew 78.4% over the comparable prior period, and accounted for 61.1% of our total service revenue for the six months ended June 30, 2008.
     Reimbursement revenues and offsetting reimbursable out–of–pocket costs fluctuate from period to period due primarily to the level of pass–through expenses in a particular period. Reimbursement revenues and reimbursable out–of–pocket costs increased 20.3% to $8.3 million during the six months ended June 30, 2008 from $6.9 million during the six months ended June 30, 2007. The increase is due primarily to an increase in the number of staff incurred expenses on client programs.
     Direct Costs. Direct costs increased 47.2% to $58.4 million or 74.5% of service revenues for the six months ended June 30, 2008 as compared to $39.7 million or 72.3% of service revenues for the six months ended June 30, 2007. The increase in direct costs is directly correlated with the increase in revenues as described above, as well as an increase in certain direct costs at a rate greater than the increase in revenues. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 27.7% to $14.9 million for the six months ended June 30, 2008 from $11.7 million for the six months ended June 30, 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee–related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $9.2 million for the six months ended June 30, 2008 as compared to $7.6 million for the six months ended June 30, 2007. Although total SG&A expenses increased for the six month period ended June 30, 2008, SG&A expenses, as a percentage of service revenues, decreased to 19.0% for the six months ended June 30, 2008 as compared to 21.2% for the six months ended June 30, 2007. The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi–variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 92.4% to $0.8 million for the six months ended June 30, 2008 as compared to $0.4 million for the six months ended June 30, 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations increased to $4.3 million for the six months ended June 30, 2008 as compared to income from operations of $3.1 million for the six months ended June 30,

2007. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest income and expense. Interest income increased to $162,000 during the six months ended June 30, 2008 due to an increase in the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Cross Shore. Interest expense decreased to $140,000 for the six months ended June 30, 2008 from $4.6 million during the six months ended June 30, 2007. The decrease is due to the payoff of the outstanding balance on our line of credit and the outstanding notes payable subsequent to the merger with Cross Shore on August 30, 2007. Interest expense from the six months ended June 30, 2007 includes a $3.8 million non-cash charge to mark our put warrant liability to market during the period. The put warrants were exchanged for shares of Cross Shore common stock in connection with the Cross Shore merger on August 30, 2007.
     Provision for income taxes. The provision for income taxes for the six months ended June 30, 2008 increased to $1.8 million versus a benefit of $3.3 million for the six months ended June 30, 2007. Our effective tax rate for the six months ended June 30, 2007 was significant as the interest charge related to the put warrant liability is non-deductible for income tax purposes. Accordingly, the income tax benefit recorded in the six months ended June 30, 2007 is reflective of that rate. The provision for income taxes recorded during the six months ended June 30, 2008 is reflective of our recurring effective tax rate.
     Net income (loss). As a result of the factors discussed above, net income for the six months ended June 30, 2008 increased to $2.5 million or $0.08 per basic share and $0.07 per diluted share, for the six months ended June 30, 2008 from net income of $1.8 million for the six months ended June 30, 2007 or $0.29 per basic share and $0.11 per diluted share.
Liquidity and Capital Resources
     In the United States, we manage our cash function using collection and cash management accounts. Daily collections are swept into our operating account with excess funds invested in high quality money market funds of short duration. Disbursements presented for payment are funded daily out of the money market accounts. Outside of the United States, cash balances are maintained at levels necessary to support operating activities. As in the United States, cash balances for foreign subsidiaries are generally maintained in the functional currency of the applicable subsidiary.
     Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, global expansion, working capital and other general corporate purposes.
     We maintain a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At June 30, 2008, there were no outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the bank’s prime rate (5.00% at June 30, 2008). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At June 30, 2008, we were in compliance with these covenants. The facility is secured by all of our corporate assets. At June 30, 2008, we had available cash and cash equivalent balances of $10.7 million and working capital of $33.5 million, which we believe will provide sufficient liquidity for the next twelve months.
     During the six months ended June 30, 2008, our operating activities provided cash of $1.2 million, a decrease of $0.5 million from the corresponding amount for the six months ended June 30, 2007. Cash provided by operating activities during the six month period ended June 30, 2008 can be attributed to net income of $2.5 million, supplemented by non-cash charges for depreciation of $0.8 million, and stock based compensation of $0.3 million, an increase in customer deposits of $0.2 million, and a decrease in accounts receivable, net of allowance for doubtful accounts of $1.2 million, or 3.7%, to $30.9 million at June 30, 2008 from $32.1 million at December 31, 2007 primarily related to the improved timing of cash collections.

     These sources of cash were offset by the use of cash in other operating assets and liabilities of $3.7 million consisting primarily of a decrease of $1.1 million in deferred revenue, a decrease of $0.5 million in accrued expenses, a decrease of $0.8 million in accounts payable, an increase in prepaid expenses and other current assets of $0.2 million, and by an increase of $1.0 million in our income taxes payable/recoverable.
     Cash used in investing activities for the six months ended June 30, 2008 totaled $1.0 million, consisting primarily of the increase in restricted cash of $0.2 million and the purchase of property and equipment totaling $0.8 million.
     Cash used in financing activities for the six months ended June 30, 2008 totaled $0.6 million, consisting primarily of principal payments on capital lease obligations of $0.5 million.
Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of June 30, 2008.

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 Years	3-5 Years	years
Contractual Obligations
Capital leases	$1,640,884	$433,193	$1,139,106	$68,585	—
Operating leases	$12,561,541	855,288	2,997,384	2,877,982	5,830,887

Total	$14,202,425	$1,288,481	$4,136,490	$2,946,567	$5,830,887

Off-Balance Sheet Arrangements
     At December 31, 2007, RPS was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(ii), promulgated under the Exchange Act.
Inflation
     Certain of RPS’ revenues are earned under long-term contracts (having terms in excess of one year) and generally include an inflation or cost of living adjustment for the portion of services to be performed one year from the contract date. As a result, RPS believes that the effects of inflation generally do not have a material effect on its operations or financial condition.
Recently Issued Accounting Standards
     The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of June 30, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141(R) is effective for the Company beginning January 1, 2009. The impact of the adoption of SFAS No. 141(R) will depend upon the nature and terms of business combinations, if any, that the Company consummates on or after January 1, 2009.
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
     For the three months ended June 30, 2008, approximately 4% of our net revenues were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our planned international expansion, and we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Item 4T. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We depend on the bio-pharmaceutical industry for substantially all of our revenue and factors or trends affecting that industry could adversely affect our business.
     We provide services and solutions to the pharmaceutical and biotechnology industries and our revenues depend on the outsourcing trends and research and development expenditures of the pharmaceutical and biotechnology industries. Economic factors and industry trends that affect companies in those industries affect our business. In the past, mergers, product withdrawal, liability lawsuits, product failures, governmental regulations, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increases in these trends could have an adverse effect on our business.
Providing outsourcing services to the bio-pharmaceutical industry is highly competitive, and our failure to compete could harm our business.
     We compete with a wide range of providers of outsourcing services to the bio-pharmaceutical industry, including small, niche providers and full-service global contract research organizations. Outsourcing service providers compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. A number of our competitors also possess substantially greater resources than we do, which may have a materially adverse affect our competitive position within the industry. Additionally, many of our current and potential clients have in-house capabilities to perform services that we also provide and may elect to perform such services themselves, which would increase competitive pressure on us, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We compete with the existing in-house personnel already employed by our clients, and use of these personnel could reduce our revenues.
     The use of in-house personnel by current or potential clients to perform the functions that we perform for these clients or a reduction in research and development expenditures by pharmaceutical and biotechnology companies could have an adverse effect on our business. The increased use of in-house personnel would decrease the likelihood that we would obtain additional new contracts or extensions of existing contracts and participate in our clients’ drug development process, which could eliminate or substantially reduce our revenues.
Government regulation has and could continue to negatively impact the pharmaceutical and medical device industry.
     Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue.
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
     In addition, for the six months ended June 30, 2008, our top five clients represented approximately 55% of service revenues and our twenty top clients comprised approximately 89% of service revenues. For the six months ended June 30, 2008, our largest customer was responsible for 20% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of June 30, 2008 is $155.9 million, of which approximately $87.5 million is not expected to be realized in 2008.
If we are unable to reassign billable personnel from one project to another, it will be difficult for us to achieve our financial and operational goals.
     Our success depends to a significant extent upon our senior management team and its ability to reassign billable personnel from one project to another as projects are completed. The number of billable personnel who are unassigned could have an impact on our ability to meet our financial and operational goals.
The fixed price nature of some of our contracts could result in financial losses.
     Some of our contracts are structured as fixed price contracts. If we underbid our fixed price contracts or overrun the initial cost estimates, such under-bidding or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flow.
If we fail to hire, retain and integrate qualified personnel, it will be difficult to achieve our goals.
     Our success depends to a significant extent upon the efforts of our senior management team and its ability to hire qualified personnel in the regions in which we operate. There is substantial competition within the bio-pharmaceutical industry for qualified personnel, and difficulty in recruiting or retaining qualified personnel will impact our ability to meet our financial and operational goals.
Our business depends on our senior management team, and the loss of any member of the team could harm our business.
     We believe that our success will depend on the continued employment of our senior management team, which has significant experience in the administration of bio-pharmaceutical services businesses. Our future business and financial results could be adversely affected if the services of members of our senior management or other key managers cease to be available. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. If any of our key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our services. In addition, we cannot assure you that a court would enforce the non-competition provisions in employment agreements with senior management. Further, if non-competition provisions were enforced, they are limited in time and scope and we cannot assure you that the provisions are adequate in this regard to protect our business.
We may not be able to expand through acquisitions successfully.
     We evaluate from time to time acquisition opportunities globally and in the United States in order to increase market share and presence in servicing the pharmaceutical and biotechnology industry. Our ability to grow successfully through acquisitions could be affected by, among other things, the following:

•	Identification of acquisition targets. We may have difficulty identifying suitable acquisition opportunities and successfully consummating proposed transactions.

•	Competition for acquisitions. Competition in the acquisition market could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive.

•	Financing of acquisitions. We may not be able to obtain necessary financing or may need to incur significant cash expenditures to consummate desirable strategic acquisitions.

•	Expense of acquisitions. The costs and expenses of these proposed acquisitions, including integration expenses and exposure to unforeseen liabilities, could have a material adverse effect on our financial condition and results of operations and the overall effectiveness of our proposed acquisitions.
     To the extent that we are unable to successfully execute our acquisition strategy, it may have an adverse effect on our ability to expand domestically and internationally and may ultimately have a negative impact on our business and financial condition.
International operations are subject to numerous risks.
     We have international operations in Canada and Latin America, and intend to pursue the development of operations globally through acquisitions and subsequent organic growth in China, India, Europe and other markets based on client demand. Our current foreign operations and our future foreign operations are subject to risks inherent in operating in foreign countries, including government regulations, currency restrictions and fluctuations, and other restraints, burdensome taxes and political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may have a material adverse effect on our ability to operate in and contract with persons in countries which are, or become, politically, socially, or economically unstable.
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
     The bio-pharmaceutical industry generally, and drug discovery and development more specifically, are subject to increasingly rapid technological changes, such as in the field of genomics and proteomics. Our competitors or others might develop technologies, services or products that are more effective or more commercially attractive than our current or future technologies, services or products, or which render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

Proposed and future legislation or regulations may increase the cost of our business or limit our service or product offerings.
     Federal, state, or local authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation by the FDA of the Drug Safety Oversight Board could change the regulatory environment for drug products including the process for FDA product approval and post-approval safety surveillance. These and other future changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy procedures and requirements.
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
     Laws and regulations regarding the development and approval of drug and biological products have become increasingly stringent in both the U.S. and foreign jurisdictions, resulting in a need for more complex and often larger clinical studies. Human pharmaceutical products, biological products, and medical devices are subject to rigorous regulation by the U.S. government - principally the FDA, but also the Federal Trade Commission, and other agencies — and by foreign governments if products are tested or marketed abroad. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer certain services and products. Further, a relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, such as those made by generic drug manufacturers, could decrease the business opportunities available to us.
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
Our clinical research services create a risk of liability and if we were required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity, it could cause material harm to our business.
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
Circumstances beyond our control could cause the clinical research services industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for clinical research services, which could harm our business.
     Demand for our services may be affected by perceptions of our clients regarding the clinical research services industry as a whole. For example, CROs or other clinical research service providers could engage in conduct that could render our clients less willing to do business with us or with a CRO. One or more CROs or clinical research service providers could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, or take other actions that would reduce the confidence of our clients in the clinical research services industry. In addition, the failure of a drug or device in later stage clinical testing or after regulatory approval could cast doubt on the ability and integrity of outsourced clinical research services. As a result, the willingness of bio-pharmaceutical and medical device companies to outsource research and development services to clinical research providers could diminish, and our business could be materially harmed by events outside of our control.
We could suffer reputational harm that could result in a decreased demand for our clinical research services, which could harm our business.
     Demand for our services may be affected by perceptions of our clients regarding our ability to provide quality clinical research services. If one or more of our employees engaged in, or we failed to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, or other actions that would reduce the confidence of our clients in our abilities, we could lose clients. In addition, if a drug or device for which we were providing clinical research services failed in later stage clinical testing or after regulatory approval, it could cast doubt on our abilities as a clinical research service provider and could harm our business and operations.
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
     To remain competitive, we must employ information technologies that capture, manage, and analyze the large streams of data generated during clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, our system is vulnerable to potential damage or interruptions from fires, electrical blackouts, telecommunications failures, computer related hardware and software failures and disruptions and other unexpected events, as well as to break-ins, sabotage, or intentional acts of vandalism. Given the extensive reliance of our business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by backup measures could harm our business and operations.
Our ability to provide personnel depends significantly on our proprietary database, and loss or damage to this database would harm our business.
     Our database of clinical trial professionals and pharmaceutical company profiles is a key element in our ability to compete with other providers of outsourcing services to the bio-pharmaceutical industry. The loss, damage, or misappropriation of our database could result in our inability to meet our contractual obligations with our customers, a loss of a competitive edge with other outsourcing service providers, a loss of potential growth opportunities, and may have a material adverse effect on our business, results of operations, financial conditions, and cash flow.
Our operations may be affected by the occurrence of a natural disaster, communications technology disruption, or other catastrophic event.
     Natural disasters or other catastrophic events, including terrorist attacks, pandemic flu, hurricanes, floods and ice storms, could disrupt our operations or those of our clients, partners or suppliers which could also affect us. Loss of communication services, such as telephone, e-mail, or internet service could disrupt our ability to communicate with our clients and recruit clinical trial professionals. A malfunction or an attack on our website or internet infrastructure could disrupt our internet communications abilities. While we carry business interruption insurance policies that we believe to be adequate, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which the policies do not provide coverage. Any natural disaster or catastrophic event affecting us, our clients, partners, or suppliers could have a significant negative impact on our operations and financial performance.
We may face significant employment liability risk.
     We employ and place people in the workplaces of our clients. An inherent risk of such activity includes possible claims of errors and omissions, misuse or misappropriation of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, loss of client relationships and business, injunctive relief, payment of monetary damages or fines or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment and withholding tax responsibilities.
Significant increases in payroll-related costs could adversely affect our business.
     We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs, or the imposition of additional or new payroll related costs, likely would have a material adverse effect upon profitability. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.
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
     Our stock is currently traded on AIM. Investment in stock traded on AIM is perceived to carry a higher risk than an investment in stock quoted on exchanges with more stringent listing requirements, such as the London Stock Exchange, the New York Stock Exchange or the NASDAQ markets. This is because AIM imposes less stringent corporate governance and ongoing reporting requirements. In addition, AIM requires only semi-annual, rather than quarterly, financial update reports. Investors should be aware that the value of the stock may be influenced by many factors, some of which may be specific to us and some of which may affect quoted companies generally, including the depth and liquidity of the market, our performance, a large or small volume of trading in the our stock, legislative changes and general economic, political or regulatory conditions, and that the prices may be volatile and subject to extensive fluctuations. Therefore, the market price of the stock may not reflect the underlying value of our company. The value of an investment in our company may increase or decrease; therefore investors may realize less than, or lose all of, their investment.
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
We were formerly a blank check company and may face legacy risks from the actions of Cross Shore Acquisition Corporation.
     We were incorporated in Delaware on January 30, 2006 as Cross Shore Acquisition Corporation (“Cross Shore”), a special purpose acquisition company formed to serve as a vehicle for the acquisition of a then unidentified operating business engaged in the delivery of business services to consumers and companies in the United States. On April 24, 2006, Cross Shore consummated an initial public offering on the Alternative Investment Market of the London Stock Exchange (“AIM”), and on April 26, 2007, entered into a merger agreement with our predecessor company, ReSearch Pharmaceutical Services, Inc. (“Old RPS”). The merger was completed on August 30, 2007, and Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc. Prior to the merger, RPS had been incorporated as a Pennsylvania corporation since 1994. Under the terms of the merger, the legacy risks, obligations, and liabilities of Old

RPS and Cross Shore were combined, including our current listing on AIM and actions associated with Old RPS and Cross Shore.
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
The exercise of the outstanding warrants and options may have an adverse effect of the market price of our stock.
     Approximately 1.4 million warrants and approximately 2.8 million options for our stock are currently outstanding. In addition, we cannot assure investors that the holders of our stock subject to lock-up restrictions will not sell substantial amounts of their stock upon any waiver, expiration or termination of the restrictions. The sale or even the possibility of sale of such stock or the stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.
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

Date: August 13, 2008		ReSearch Pharmaceutical Services, Inc.

	By:	/s/ Steven Bell

Steven Bell
Executive Vice President of Finance and Chief
Financial Officer

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.