Form 10-Q
period 2008-09-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2008-11-13
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4322769 (IRS Employer Identification Number)

520 Virginia Drive Fort Washington, PA (Address of principal executive offices)	19034 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at November 11, 2008
Common Stock, par value $0.0001 per share	32,547,406

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,318,017	$11,060,255
Restricted cash	1,014,722	1,321,877
Accounts receivable, less allowance for doubtful accounts of $594,000 at September 30, 2008 and $547,000 at December 31, 2007	34,015,109	32,117,662
Prepaid expenses and other current assets	2,070,540	1,671,674

Total current assets	$46,418,388	$46,171,468

Intangible assets, net	275,536	275,536
Property and equipment, net	4,247,570	3,343,371
Other assets	231,546	253,471
Deferred tax asset	375,173	375,173

Total assets	$51,548,213	$50,419,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,460,854	$1,442,881
Accrued expenses	5,359,178	6,489,902
Customer deposits	1,014,722	1,321,877
Deferred revenue	3,385,591	5,026,042
Current portion of capital lease obligations	579,636	536,106

Total current liabilities	$11,799,981	$14,816,808

Customer deposits	4,500,000	4,500,000
Other liabilities	284,001	258,860
Capital lease obligations, less current portion	883,538	414,002

Total liabilities	$17,467,520	$19,989,670

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares – 150,000,000 at September 30, 2008 and December 31, 2007, issued and outstanding shares – 32,547,406 and 32,199,223 at September 30, 2008 and December 31, 2007, respectively	3,255	3,220
Additional paid-in capital	36,478,621	36,078,600
Accumulated other comprehensive income	77,220	50,305
Accumulated deficit	(2,478,403)	(5,702,776)

Total stockholders’ equity	$34,080,693	$30,429,349

Total liabilities and stockholders’ equity	$51,548,213	$50,419,019

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Service revenue	$39,113,267	$30,931,219	$117,447,462	$85,784,651
Reimbursement revenue	4,900,378	3,306,979	13,249,875	10,244,852

Total revenue	44,013,645	34,238,198	130,697,337	96,029,503

Direct costs	29,555,433	22,634,128	87,948,270	62,291,458
Reimbursable out-of-pocket costs	4,900,378	3,306,979	13,249,875	10,244,852
Selling, general, and administrative expenses	7,845,537	6,668,230	22,725,789	18,319,060
Depreciation and amortization	449,187	309,778	1,233,451	717,454

Income from operations	1,263,110	1,319,083	5,539,952	4,456,679

Interest expense	91,089	1,409,370	231,020	5,979,208
Interest income	94,189	107,699	256,190	107,699

Net income (loss) before provision for income taxes	1,266,210	17,412	5,565,122	(1,414,830)
Provision (benefit) for income taxes	517,971	39,874	2,340,750	(3,239,961)

Net income (loss)	$748,239	$(22,462)	$3,224,372	$1,825,131

Accretion of preferred stock	—	(78,419)	—	(320,819)

Net income (loss) applicable to common shares	$748,239	$(100,881)	$3,224,372	$1,504,312

Net income (loss) per common share:
Basic	$0.02	$(0.01)	$0.10	$0.17
Diluted	$0.02	$(0.01)	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	32,547,406	8,621,880	32,507,708	8,621,880
Diluted	34,049,551	8,621,880	34,069,060	19,316,161
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ending September 30,
	2008	2007
	(unaudited)
Net income	$3,224,372	$1,825,131

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,233,451	465,328
Amortization of intangible assets	—	252,126
Amortization of debt discount	—	334,603
Interest charge related to put warrant liability	—	4,723,451
Stock-based compensation	413,771	53,091
Deferred tax benefit	—	(156,979)
Changes in operating assets and liabilities:
Accounts receivable	(1,897,447)	(2,214,528)
Income taxes payable/recoverable	(591,439)	(3,936,120)
Prepaid expenses and other current assets	(398,866)	(726,019)
Other assets	21,926	44,103
Accounts payable	17,973	(995,835)
Accrued expenses	(544,071)	1,613,254
Customer deposits	(307,155)	4,452,895
Deferred revenue	(1,640,451)	1,328,440
Other liabilities	25,141	266,474

Net cash (used in) provided by operating activities	(442,795)	7,329,415

Investing activities
Change in restricted cash	307,155	47,105
Purchase of property and equipment	(1,128,412)	(1,337,390)

Net cash used in investing activities	(821,257)	(1,290,285)

Financing activities
Net repayments on lines of credit	—	(8,991,544)
Principal payments on capital lease obligations	(496,172)	(82,552)
Purchase of treasury shares	—	(172,909)
Merger consideration, net of fees paid	(17,880)	51,363,299
Distribution to stockholders	—	(20,000,000)
Payment of preferred stock dividends	—	(2,627,334)
Proceeds from the exercise of stock options	8,951	6,748
Payment of note payable	—	(4,500,000)

Net cash (used in) provided by financing activities	(505,101)	14,995,708
Effect of exchange rates on cash and cash equivalents	26,915	36,460

Net change in cash and cash equivalents	(1,742,238)	21,071,298
Cash and cash equivalents, beginning of period	11,060,255	197,024

Cash and cash equivalents, end of period	$9,318,017	$21,268,322

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$231,020	$921,154

Income taxes	$2,924,777	$853,000

Supplemental disclosures of noncash financing activities
Accretion of preferred stock dividends	$—	$320,819

Acquisition of fixed assets under capital leases	$1,211,158	$1,002,624

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September, 30 2008 (unaudited)
1. Business
ReSearch Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a next generation CRO (clinical research organization) serving biotechnology and pharmaceutical companies, which the Company refers to collectively as the bio-pharmaceutical industry. The RPS business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within the Company’s clients’ clinical infrastructure. The Company is able to leverage its high degree of clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development that meets the varied needs of small, medium and large bio-pharmaceutical companies. The Company’s revenues are generated principally from customers located in the United States.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru and Uruguay.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation  S-X.  The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
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
The remaining cash of $29.9 million is available for use by the combined company to fund business operations. Total direct and incremental fees incurred by the Company in connection with the merger are reflected as a reduction of additional paid in capital. The senior management team of Former RPS prior to the merger continued as senior management of the combined company after the merger, and Former RPS controlled the majority of the Board of Directors of the combined entity.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 20%, 12% and 12% of service revenues during the nine months ended September 30, 2008 and approximately 24%, 8% and 6% of service revenues during the nine months ended September 30, 2007. The Company’s three largest customers accounted for approximately 20%, 12% and 12% of service revenues during the three months ended September 30, 2008 and approximately 24%, 9% and 7% of service revenues during the three months ended September 30, 2007.
The three largest customers represented approximately 20%, 19% and 11% of the accounts receivable balance at September 30, 2008, and 27%, 19% and 10% of the accounts receivable balance at December 31, 2007. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the nine months ended September 30, 2008 or 2007. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits. The Company also provides permanent placement services to its customers, representing less than 1% of total revenues for the nine months ended September 30, 2008 and 2007. Revenues are recorded at the time a candidate begins work with his or her new employer. Provisions for sales allowances, based on historical experience, are recorded at the time the related revenue is recognized.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $4,900,378 and $3,306,979 for the three months ended September 30, 2008 and 2007 respectively, and $13,249,875 and $10,244,852 for the nine months ended September 30, 2008 and 2007 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $1,681,000 and $98,000 for the three months ended September 30, 2008 and 2007 respectively, and approximately $4,320,000 and $6,596,000 for the nine months ended September 30, 2008 and 2007 respectively.
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
The per-share weighted average fair value of the options granted during the three months ended September 30, 2008 and 2007 were estimated at $1.89 and $1.42, respectively and the per share weighted average fair value of the options granted during the nine months ended September 30, 2008 and 2007 were estimated at $1.98 and $1.42, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	55%	50%	55%
Risk-free interest rate	3.21%	5.19%	3.02%	5.19%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has and will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company on AIM. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the three months ended September 30, 2008 and 2007 related to share based service awards was $146,518 and $17,696, respectively, and for the nine months ended September 30, 2008 and 2007 related to share based service awards was $413,771 and $53,087, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of September 30, 2008 was $1.2 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.3 years.
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
The Company’s foreign operations accounted for approximately 5% of service revenues during the nine months ended September 30, 2008 and 2007, respectively. In addition, approximately 3% and 4% of the Company’s consolidated assets were located in foreign locations at September 30, 2008 and at December 31, 2007, respectively.
Recent Accounting Pronouncement
The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of September 30, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS No. 157; therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.
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

The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) applicable to common shares	$748,239	$(100,881)	$3,224,372	$1,504,312
Weighted average common shares outstanding — basic	32,547,406	8,621,880	32,507,708	8,621,880
Dilutive effect of stock options and warrants	1,502,145	—	1,561,352	2,814,377
Conversion of preferred stock to common stock	—	—	—	7,879,904

Weighted average common shares outstanding - diluted	34,049,551	8,621,880	34,069,060	19,316,161

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 962,447 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2008 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) as reported	$748,239	$(22,462)	$3,224,372	$1,825,131
Other comprehensive income:
Foreign currency translation adjustment	85,255	6,937	26,915	36,460

Comprehensive income (loss)	$833,494	$(15,525)	$3,251,287	$1,861,591

3. Property and Equipment
Property and equipment consist of the following:

	Useful life	September 30, 2008	December 31, 2007

Computers, software and other equipment	2 to 3 years	$3,648,245	$3,133,140
Automobiles	1 to 3 years	2,086,194	1,151,673
Furniture and fixtures	5 years	1,756,518	1,494,895
Leasehold improvements	7 years	349,655	—

		7,840,612	5,779,708
Less accumulated depreciation		(3,593,042)	(2,436,337)

		$4,247,570	$3,343,371

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations.
4. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007

Accrued compensation	$2,525,776	$1,744,809
Accrued professional fees	1,843,352	2,572,673
Volume rebate accrual	757,950	674,971
Accrued income taxes	—	591,439
Other	232,100	906,010

	$5,359,178	$6,489,902

5. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Agreement”), expiring October 31, 2009. This Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Agreement require interest at the bank’s prime rate (5.00% at September 30, 2008). The Agreement is secured by all corporate assets and also contains financial and non-financial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At September 30, 2008, there were no outstanding borrowings under the Agreement.
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
A total of 1,500,000 shares held by RPS stockholders prior to the merger were placed in escrow pursuant to the merger agreement with Cross Shore. 60% of the escrow shares (900,000 shares) were released on August 30, 2008 and the remainder will be released on August 30, 2009 assuming there are no claims made against the escrow fund.
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
In connection with the merger with Cross Shore, the Company adopted the 2007 Equity Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007. The 2007 Incentive Plan permits awards of options and restricted stock. At September 30, 2008, the total number of shares reserved under the 2007 Incentive Plan was 6,697,933 shares. On an annual basis, this amount shall be increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price

Balance, December 31, 2007	3,979,607	2,729,965	$1.94
Granted (unaudited)	(212,447)	212,447	$3.89
Exercised (unaudited)	—	(11,639)	$0.77
Forfeited/cancelled (unaudited)	14,637	(14,637)	$1.06

Balance, September 30, 2008 (unaudited)	3,781,797	2,916,136	$1.97

The weighted average grant date fair value of options granted was $1.89 and $1.98 during the three and nine months ended September 30, 2008 respectively.
At September 30, 2008, 351,553 options were exercisable at $0.37 per share, 1,054,287 options were exercisable at $0.83 per share, 10,940 options were exercisable at $1.66 per share, and 250,000 options were exercisable at $5.05 per share. The weighted average remaining contractual life of the outstanding options at September 30, 2008 was 7.1 years. The weighted average remaining contractual life of the fully vested options at September 30, 2008 was 6.6 years. The aggregate intrinsic value of options outstanding and fully vested at September 30, 2008 is $3.5 million and $2.9 million, respectively.

9. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $477,500 and $387,000 during the three months ended September 30, 2008 and 2007, respectively, and $1,484,500 and $1,138,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company is the lessee of approximately $2,100,000 of automobiles and equipment under capital leases expiring through 2011. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $172,000 and $476,000 are included in depreciation expense for the three and nine months ended September 30, 2008, respectively, and $64,000 was included in depreciation expense for both the three and nine months ended September 30, 2007.
Future minimum lease payments subsequent to September 30, 2008 under capital and non-cancelable operating leases are as follows

	Capital	Operating
	Leases	Leases

2008	$229,051	$420,283
2009	720,386	1,584,489
2010	570,946	1,463,186
2011	102,733	1,429,932
2012	—	1,451,961
Thereafter	—	5,830,887

Total minimum lease payments	$1,623,116	$12,180,738
Less amount representing interest	(159,942)

Present value of net minimum lease payments	$1,463,174

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

Towards the end of 2005, and continuing into 2006, we experienced a significant shift in the demand for our integrated outsourcing solutions. Accordingly, operating results for 2006, 2007, and the first nine months of 2008 have shown increases in revenues and certain other performance metrics.
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
     The Company accounts for expense reimbursement in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations.
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
     The per-share weighted average fair value of the options granted during the three months ended September 30, 2008 and 2007 were estimated at $1.89 and $1.42, respectively and the per share weighted average fair value of the options granted during the nine months ended September 30, 2008 and 2007, respectively were estimated at $1.98 and $1.42 on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	55%	50%	55%
Risk-free interest rate	3.21%	5.19%	3.02%	5.19%
Expected life	6 years	6 years	6 years	6 years
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
     As of September 30, 2008, the aggregate amount of stock-based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.9 million, net of estimated forfeitures. This amount will be recognized on a straight-line basis over the vesting period of the related options. Under the true-up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long-lived Assets
     Intangible assets consist primarily of non-compete agreements, customer contracts and lists, and goodwill. The non-compete agreements and customer contracts and lists are amortized over the shorter of their contractual lives or the period over which the assets are expected to contribute to the Company’s cash flows, generally ranging from 2 to 5 years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The Company accounts for goodwill and customer lists in accordance with SFAS No. 142, Goodwill and Intangible Assets. If the Company determines that the carrying value of definite lived long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of December 31 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
     Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007:
     Revenues. Service revenues increased 26.5% to $39.1 million for the three months ended September 30, 2008 from $30.9 million for the three months ended September 30, 2007 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs. CMSP revenue for the three months ended September 30, 2008 grew 52.6% over the comparable prior period, and accounted for 64.0% of our total service revenue for the three months ended September 30, 2008.
     Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 48.2% to $4.9 million during the three months ended September 30, 2008 from $3.3 million during the three months ended September 30, 2007. The increase is due primarily to an increase in the number of staff incurred expenses on client programs.
     Direct Costs. Direct costs increased 30.6% to $29.6 million or 75.6% of service revenues for the three months ended September 30, 2008 as compared to $22.6 million or 73.2% of service revenues for the three months ended September 30, 2007. The increase in direct costs is directly correlated with the increase in revenues as described above, as well as an increase in certain direct costs at a rate greater than the increase in revenues, which are related to the additional infrastructure to support future growth. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 17.7% to $7.8 million for the three months ended September 30, 2008 from $6.7 million for the three months ended September 30, 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee-related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $4.9 million for the three months ended September 30, 2008 as compared to $4.5 million for the three months ended September 30, 2007. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $0.8 million for the three months ended September 30, 2008 as compared to $0.7 million for the three months ended September 30, 2007, and due to our public company filing status in the US and on the AIM we saw increases to our insurance premiums, licenses and professional fees to $0.7 million for the three months ended September 30, 2008 as compared to $0.5 million for the three months ended September 30, 2007. Although total SG&A expenses increased for the three month period ended September 30, 2008, SG&A expenses, as a percentage of service revenues, decreased to 20.1% for the three months ended September 30, 2008 as compared to 21.6% for the three months ended September 30, 2007. The decrease is attributable to our ability to leverage fixed infrastructure costs and contain semi-variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 45.0% to $0.4 million for the three months ended September 30, 2008 as compared to $0.3 million for the three months ended September 30, 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations remained consistent at $1.3 million for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. The flat income from operations is attributable to higher direct and SG&A costs during the three months ended September 30, 2008 which offset the growth in revenues as described above.
     Interest income and expense. Interest income decreased to $94,000 during the three months ended September 30, 2008 from interest income of $108,000 during the three months ended September 30, 2007 due primarily to a decrease in interest rates. Interest expense decreased to $91,000 for the three months ended September 30, 2008 from $1.4 million during the three months ended September 30, 2007. The decrease is due to the payoff of the outstanding balance on our line of credit and the outstanding notes payable subsequent to the merger with Cross Shore on August 30, 2007. Interest expense for the three months ended September 30, 2007 included a $0.9 million non -cash charge to mark our put warrant liability to market during the period. The put warrants were exchanged for common stock in connection with the Cross Shore merger on August 30, 2007.
     Provision for income taxes. The provision for income taxes for the three months ended September 30, 2008 increased to $0.5 million as compared to a provision for income taxes of $40,000 for the three months ended September 30, 2007. Our effective tax rate for the three months ended September 30, 2007 was significant as the interest charge related to the put warrant liability incurred in the first quarter of 2007 was non-deductible for income tax purposes. Accordingly, the income tax expense recorded in the three months ended September 30, 2007 is reflective of that rate. The provision for income taxes recorded during the three months ended September 30, 2008 is reflective of our recurring effective tax rate.
     Net income (loss). As a result of the factors discussed above, net income for the three months ended September 30, 2008 increased to $0.7 million or $0.02 per basic and diluted share, from a net loss of $20,000 for the three months ended September 30, 2007 or $(0.01) per share, basic and diluted.
     Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007:
     Revenues. Service revenues increased 36.9% to $117.4 million for the nine months ended September 30, 2008 from $85.8 million for the nine months ended September 30, 2007 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several pharmaceutical companies in our CMSP programs. CMSP revenue for the nine months ended September 30, 2008 grew 68.6% over the comparable prior period, and accounted for 62.1% of our total service revenue for the nine months ended September 30, 2008.
     Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 29.3% to $13.2 million during the nine months ended September 30, 2008 from $10.2 million during the nine months ended September 30, 2007. The increase is due primarily to an increase in the number of staff incurred expenses on client programs.
     Direct Costs. Direct costs increased 41.2% to $87.9 million or 74.9% of service revenues for the nine months ended September 30, 2008 as compared to $62.3 million or 72.6% of service revenues for the nine months ended September 30, 2007. The increase in direct costs is directly correlated with the increase in revenues as described above, as well as an increase in certain direct costs at a rate greater than the increase in revenues, which are related to the additional infrastructure to support future growth. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. SG&A increased 24.1% to $22.7 million for the nine months ended September 30, 2008 from $18.3 million for the nine months ended September 30, 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $14.0 million for the nine months ended September 30, 2008 as compared to $12.1 million for the nine months ended September 30, 2007. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $2.6 million for the nine months ended September 30, 2008 as compared to $1.9 million for the nine months ended

September 30, 2007, and due to our public company filing status in the US and on the AIM we saw increases to our insurance premiums, licenses and professional fees to $2.3 million for the nine months ended September 30, 2008 as compared to $1.4 million for the nine months ended September 30, 2007. Although total SG&A expenses increased for the nine month period ended September 30, 2008, SG&A expenses, as a percentage of service revenues, decreased to 19.3% for the nine months ended September 30, 2008 as compared to 21.4% for the nine months ended September 30, 2007. The decrease is attributable to our ability to leverage fixed infrastructure costs and contain semi-variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 71.9% to $1.2 million for the nine months ended September 30, 2008 as compared to $0.7 million for the nine months ended September 30, 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations increased to $5.5 million for the nine months ended September 30, 2008 as compared to income from operations of $4.5 million for the nine months ended September 30, 2007. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest income and expense. Interest income increased to $0.3 million during the nine months ended September 30, 2008 due to an increase in the level of investable cash on hand subsequent to the August 30, 2007 merger with Cross Shore. Interest expense decreased to $0.2 million for the nine months ended September 30, 2008 from $6.0 million during the nine months ended September 30, 2007. The decrease is due to the payoff of the outstanding balance on our line of credit and the outstanding notes payable subsequent to the merger with Cross Shore on August 30, 2007. Interest expense from the nine months ended September 30, 2007 includes a $4.7 million non-cash charge to mark our put warrant liability to market during the period. The put warrants were exchanged for shares of Cross Shore common stock in connection with the Cross Shore merger on August 30, 2007.
     Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2008 increased to $2.3 million versus a benefit of $3.2 million for the nine months ended September 30, 2007. Our effective tax rate for the nine months ended September 30, 2007 was significant as the interest charge related to the put warrant liability is non-deductible for income tax purposes. Accordingly, the income tax benefit recorded in the nine months ended September 30, 2007 is reflective of that rate. The provision for income taxes recorded during the nine months ended September 30, 2008 is reflective of our recurring effective tax rate.
     Net income. As a result of the factors discussed above, net income for the nine months ended September 30, 2008 increased to $3.2 million or $0.10 per basic share and $0.09 per diluted share, from net income of $1.8 million for the nine months ended September 30, 2007 or $0.17 per basic share and $0.09 per diluted share.
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
     We maintain a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At September 30, 2008, there were no outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the bank’s prime rate (5.00% at September 30, 2008). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At September 30, 2008, we were in compliance with these covenants. The facility is secured by all of our corporate assets. At September 30, 2008, we had available cash and cash equivalent balances of $9.3 million and working capital of $34.6 million, which we believe will provide sufficient liquidity for the next twelve months.
     During the nine months ended September 30, 2008, our operating activities used cash of $0.4 million, a decrease of $7.8 million from the corresponding amount for the nine months ended September 30, 2007. Cash provided by operating activities during the nine month period ended September 30, 2008 can be attributed to net income of $3.2 million, supplemented by non-cash charges for depreciation of $1.2 million, and stock based compensation of $0.4 million, an increase in accounts payable of $18,000, an increase in other assets of $22,000 and a decrease in other liabilities of $25,000.
     These sources of cash were offset by the use of cash in other operating assets and liabilities of $5.4 million consisting primarily of a decrease of $1.6 million in deferred revenue, a decrease of $0.3 million in customer deposits, an increase in prepaid expenses and other current assets of $0.4 million, an increase of $0.6 million in our income taxes payable/recoverable, a decrease in accrued expenses of $0.5 million, and by an increase in accounts receivable, net of allowance for doubtful accounts of $1.9 million, or 5.9%, to $34.0 million at September 30, 2008 from $32.1 million at December 31, 2007 primarily related to the timing of cash collections.
     Cash used in investing activities for the nine months ended September 30, 2008 totaled $0.8 million, consisting primarily of the increase in restricted cash of $0.3 million and the purchase of property and equipment totaling $1.1 million.
     Cash used in financing activities for the nine months ended September 30, 2008 totaled $0.5 million, consisting primarily of principal payments on capital lease obligations of $0.5 million.
Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of September 30, 2008.

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 Years	3-5 Years	years
Contractual Obligations
Capital leases	$1,623,116	$229,051	$1,291,332	$102,733	—
Operating leases	$12,180,738	420,283	3,047,675	2,881,893	5,830,887

Total	$13,803,854	$649,334	$4,339,007	$2,984,626	$5,830,887

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
Recently Issued Accounting Standards

          The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of September 30, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.
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
     For the nine months ended September 30, 2008, approximately 5% of our net revenues were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our planned international expansion, and we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Item 4T. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “ Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which to our knowledge have not materially changed other than as set forth below.
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
     In addition, for the nine months ended September 30, 2008, our top five clients represented approximately 54% of service revenues and our twenty top clients comprised approximately 89% of service revenues. For the nine months ended September 30, 2008, our largest customer was responsible for 20% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of September 30, 2008 was $143.1 million, of which approximately $105.0 million is not expected to be realized in 2008.
The exercise of the outstanding warrants and options may have an adverse effect of the market price of our stock.
     Approximately 1.4 million warrants and approximately 2.9 million options for our stock are currently outstanding. In addition, we cannot assure investors that the holders of our stock subject to lock-up restrictions will not sell substantial amounts of their stock upon any waiver, expiration or termination of the restrictions. The sale or even the possibility of sale of such stock or the stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.

Our stockholders have approved a proposal that gives our Board of Directors the authority to delist our common stock from AIM, and our warrants will be delisted if we delist our common stock from AIM. As a result of any such delisting, our common stock and warrants may become illiquid.
     At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to delist our common stock from AIM upon 10 business days notice at anytime until December 31, 2008. If we do not delist our common stock from AIM before December 31, 2008, we will seek additional approval from our stockholders to delist our common stock from AIM after December 31, 2008. Our warrant holders did not approve the proposal to delist our warrants from AIM, but our nominated advisor for the AIM has indicated that it will resign from its position as nominated advisor as of the date our common stock is delisted from AIM. Thereafter, trading of our warrants on AIM will be suspended, and if we do not appoint another nominated advisor within one month after the suspension of our warrants from trading on AIM (which appointment of a new nominated advisor we believe is unlikely), our warrants will be delisted from AIM.
     There may be a period of time following the delisting from AIM in which our stock and warrants are not listed on any securities exchange or electronic quotation medium. Accordingly, stockholders and holders of warrants may run the risk of illiquidity in their stock and warrant ownership and be unable to sell their stock and warrants in the open market from some period of time following the delisting from trading on AIM and prior to the listing of our common stock and warrants on a securities exchange or electronic quotation medium. Stockholders and warrant holders may continue to hold their common stock and warrants and may continue to trade such securities on a United States exchange or electronic quotation medium following application and admittance, if any, to a United States securities exchange or electronic quotation medium, subject to compliance with applicable securities laws.
Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors, decrease our market capitalization, and cause stockholders to own “odd lots” of shares.
     At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-for-four, to be determined by our Board of Directors. If the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors, and consequently, the trading liquidity of our common stock may not improve. If the reverse stock split is implemented and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the split.
     If the reverse stock split is implemented, the market price of our common stock may not be sustainable at the direct arithmetic result of the reverse stock split. If the market price of our common stock declines after the reverse stock split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the split will be lower than before the split.
     The reverse stock split may also result in some stockholders owning “odd lots” of less than 100 shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.
     Further, the reverse stock split will result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 133,726,297 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.

     Item 4. Submission of Matters to a vote of Security Holders.
     We held our 2008 Annual Meeting of Stockholders on August 20, 2008 at our corporate headquarters at 520 Virginia Drive, Fort Washington, Pennsylvania 19034. The following proposals were submitted to our stockholders:
•	Proposal 1: the election of three Class I directors to serve for a term ending at the Annual Meeting of Stockholders to be held in 2011, or until each of their successors is duly elected and qualified;
•	Proposal 2 and 2W: approval of the cancellation of admission of our common stock (Proposal 2) and warrants (Proposal 2W) from trading on AIM on September 1, 2008, or at a later date, provided that cancellation of admission to AIM will not occur later than December 31, 2008 without obtaining the additional approval of the stockholders and warrant holders;
•	Proposal 3: approval of an amendment to our certificate of incorporation to effect a reverse stock split at a ratio between one-for-two and one-for-four, to be determined by the Board of Directors;
•	Proposal 4: approval of the ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan; and
•	Proposal 5: ratification of the appointment by our Audit Committee of Ernst & Young, LLP as our independent auditor for 2008.
     Holders of our common stock were entitled to one vote per share on all matters submitted to a vote of stockholders. Holders of our warrants for common stock were entitled to vote only on the cancellation of admission of warrants to AIM pursuant to the AIM rules. The holders of our common stock voted for the following Class I directors as follows:

Name	Votes For	Votes Against
Thomas R. Armstrong	25,218,659	0
James R. Macdonald	25,218,659	0
Stephen E. Stonefield	25,218,659	0
     The following directors continued as directors after the 2008 Annual Meeting of Stockholders and will be voted on by the stockholders at the 2009 Annual Meeting of Stockholders (Class II) and the 2010 Annual Meeting of Stockholders (Class III).

Jack H. Dean	Class II
Warren W. Myers	Class II
Daniel Raynor	Class II
Harris Koffer	Class III
Daniel M. Perlman	Class III
Peter M. Yu	Class III
     The results of voting on the remaining proposals are as follows:

Proposal	Votes For	Votes Against	Votes Abstaining
Proposal 2: Cancellation of admission of common stock on AIM	25,218,659	0	0
Proposal 2W: Cancellation of admission of warrants on AIM	100,000	592,934	0
Proposal 3: Approval of reverse stock split	25,218,659	0	0
Proposal 4: Approval of our 2007 Equity Incentive Plan	24,226,680	0	991,979
Proposal 5: Ratification of the appointment of Ernst & Young, LLP	25,218,659	0	0
     All proposals put to the stockholders were approved. The warrant holders did not approve cancellation of the admission of the warrants to purchase common stock on AIM.

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

Date: November 13, 2008		ReSearch Pharmaceutical Services, Inc.

	By:	/s/ Steven Bell
Steven Bell Executive Vice President of Finance and Chief Financial Officer

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.