Form 10-K
period 2008-12-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2009-03-31
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $131,816,994 based on the closing price as reported on the Alternative Investment Market of the London Stock Exchange.
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at March 30, 2009
Common Stock, par value $0.0001 per share	36,746,835
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2008.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

LIST OF SUBSIDIARIES
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CEO CERTIFICATION PURSUANT TO SECTION 302
CFO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 906
CFO CERTIFICATION PURSUANT TO SECTION 906

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

PART I
Item 1. Business
     We provide a broad range of integrated clinical development solutions and services to our bio—pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services. These services support the design, initiation and management of our clients’ clinical trial programs that are required as part of the regulatory approval process for bio—pharmaceutical products. We perform services in connection with trials in many therapeutic areas, including cardiovascular, oncology, infectious diseases, neurology, allergy/immunology, endocrinology/metabolism, gastroenterology, obstetrics/gynecology, orthopedics, pediatrics and psychiatry. We have derived substantially all of our revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries.
Background
     ReSearch Pharmaceutical Services, Inc. (“RPS”) was incorporated in Delaware on January 30, 2006 as Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business engaged in the delivery of business services to consumers and companies in the United States. On April 24, 2006, Cross Shore consummated an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange, and on April 26, 2007, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReSearch Pharmaceutical Services, Inc., a Pennsylvania corporation (“Old RPS”). Upon the completion of the merger with Old RPS on August 30, 2007, the combined company changed its name to ReSearch Pharmaceutical Services, Inc. Prior to the merger with Old RPS, Cross Shore had no operating business other than searching for an acquisition target.
     Old RPS was originally incorporated under the name ReSearch Pharmaceutical Search, Inc. in Pennsylvania on November 21, 1994. Old RPS changed its name to ReSearch Pharmaceutical Services, Inc. on March 10, 2003. Longxia Acquisition, Inc., a wholly owned subsidiary of Cross Shore, merged with and into Old RPS with Old RPS being the surviving corporation. Old RPS subsequently merged with and into a wholly—owned subsidiary of Cross Shore on August 30, 2007. As a result of this merger, Old RPS became ReSearch Pharmaceutical Services, LLC a limited liability company organized under the laws of Delaware, and Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc. RPS is now a holding company for, and conducts all of its operations through its wholly—owned subsidiary, ReSearch Pharmaceutical Services, LLC. The stock of RPS is listed on AIM under the symbol “RPSE” and the warrants of RPS are listed on AIM under the symbol “RPSW.” The business of ReSearch Pharmaceutical Services, LLC is now the sole business of RPS. As used herein, unless the context otherwise requires or specifies, RPS, the registrant, its wholly—owned direct and indirect subsidiaries, and together with Old RPS, are referred to in this Annual Report as “we,” “us,” “our,” and “the Company.”
     Our operations are based primarily in the Americas and Europe with wholly owned subsidiaries in France, Germany, Spain, Canada, Brazil, Chile, Argentina, Uruguay, Peru, Colombia and Mexico. We continue to evaluate expanding our operations into other markets across the world.
     In December 2008, the Company completed the acquisitions of three European companies (“the European Acquisitions”) located in Spain, France and Germany. The acquisitions of the three companies, which are active in the same areas as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
     On March 30, 2009, the Company entered into an agreement to acquire a privately held clinical research organization operating in China for total consideration of $1.0 million in cash and 530,973 shares of RPS common stock. The acquisition is expected to close in late May 2009.
     Our senior management team is composed of highly experienced veterans of the clinical research organization (“CRO”), pharmaceutical, staffing and outsourcing industries. Daniel M. Perlman, our chief executive officer, has over 18 years of experience in outsourcing services to the pharmaceutical industry, and Dr. Harris Koffer, our president and chief operating officer, has over 26 years of experience in clinical drug development.
Business Overview
     RPS employs a next generation CRO business model serving biotechnology and pharmaceutical companies, which we collectively refer to as the bio-pharmaceutical industry. Our innovative business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within our clients’ clinical development infrastructure. The development of our next generation CRO concept began in 1999, when we initiated a plan to build the industry’s largest personnel resourcing engines that, coupled with our specialized clinical infrastructure, would meet the varied needs of small, medium and large bio-pharmaceutical companies.
     We focus our solutions on our clients’ Phase II through Phase IV clinical development programs (which encompass trials on new drug compounds through late-stage post-marketing trials). Unlike a traditional CRO, which solely targets the outsourced portion of this market, we integrate our clinical trial professionals into various levels of our clients’ operations, allowing us to target both the outsourced and in-house components of our clients’ Phase II through Phase IV clinical trial needs.
     We differentiate ourselves through our ability to deliver client-specific flexibility, offering both solutions that are fully integrated with our client’s infrastructure and those that encompass more traditional outsourcing programs. Our fully integrated solutions allow our clients to outsource those portions of the clinical development process for which the greatest efficiencies and savings can be realized, while maintaining control over key medical and regulatory functions. This close collaboration means that our solutions are not limited to just one client project or protocol, but can cover the entire breadth of our clients’ drug development pipeline. By embedding ourselves within our clients’ infrastructure, we create a strategic and inter-dependent relationship which allows us to anticipate our clients’ clinical trial demands and efficiently deploy our skilled clinical professionals to meet our clients’ needs.
     Some of our clients, particularly smaller bio-pharmaceutical companies that lack substantial clinical infrastructure, prefer our more traditional outsourcing solutions, rather than the integrated programs that appeal to our larger clients. For mid-sized clients, we offer the flexibility of a hybrid approach — combining elements of integration and traditional outsourcing within a single engagement. We believe our ability to provide the complete spectrum of clinical trial services, from fully integrated to fully outsourced, uniquely positions us to target the entire range of bio-pharmaceutical clinical development activity.
Business Model
     The RPS business model is a new approach to outsourcing in the bio-pharmaceutical industry, by targeting both the outsourced and in-house portions of Phase II through Phase IV research and development needs of our clients. Our model enhances traditional outsourcing to meet the changing needs of our clients.
     Our business model has evolved over time. From 1999 to 2004, we grew our business model by providing a mix of staffing and recruiting services, integrated functional and cross—functional clinical development solutions as well as traditional full—service, project—based CRO services to a wide range of bio—pharmaceutical clients.
     In 2004, while continuing to provide services under our next generation CRO model, including clinical development solutions, project—based CRO services, and staffing and recruiting services, we continued the evolution of our model with the introduction of the Clinical Master Service Provider (“CMSP”) solutions. CMSP solutions are long—term, strategic relationships developed with the senior management of a client’s clinical, financial and procurement departments that generally involve a partial or full ‘carve—out’ of functional areas of the client’s development effort. CMSP solutions currently represent our fastest growing service area. CMSP revenues have grown 56.3% to $99.1 million for the year ended December 31, 2008 and 181.1% to $64.1 million for the year ended December 31, 2007 over the comparable prior periods. Payroll related and other direct costs to provide CMSP services have grown consistently with the growth in revenues, increasing 57.8% to $73.7 million for the year ended December 31, 2008 and 188.3% to $46.7 million for the year ended December 31, 2007 over the comparable prior periods. CMSP provides fully integrated resource, implementation and management services to bio—pharmaceutical customers, within and across functions in support of their full pipeline of research and development for Phase II through Phase IV drug trials. The CMSP solution embeds our employees into the operations of the client — working in partnership with the management and employees of our bio—pharmaceutical clients.
     Our first CMSP contract was signed in 2005, with significant build—out and expansion commencing in both North America and Latin America throughout 2006. In 2006, 2007 and 2008, we added a number of new CMSP customers, including several large and mid—sized bio—pharmaceutical companies. In 2008 we completed the European Acquisitions, which will provide the Company with opportunities in the European market and complement its current operations in the Americas.
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

Proprietary Technology
     Although we have developed a number of processes that enable us to deliver services efficiently, our business is not dependent on any particular patents or other intellectual property. We have developed a proprietary database used to recruit employees for our clients. We are organized into six “niche” specialty recruiting teams: clinical research; biometrics; regulatory affairs, safety and medical writing; physicians; scientific and analytical chemistry; and health outcomes and pharmacoeconomics. Each team is staffed by a marketing recruiter, a project leader, senior recruiters, recruiters and researchers. We refer to each team as an “engine,” whose niche expertise and experience provides the ability to identify, develop and process candidates. Over the years, we have developed a database of over 140,000 clinical trial professionals. This database contains not only general contact information for candidates, but also includes specific candidate job requirements such as travel preferences and salary requirements, work history, current clinical trials experience, specialty and sub—specialty information. To ensure security of the data, our database system has both physical and application security restrictions, as well as role—based access restrictions. We are not aware of another provider of outsourcing services to the bio—pharmaceutical industry with a database comprising the depth or breadth of our staffing engines for functions tied to the drug development process.
Customers
     We provide pharmaceutical development services to, among others, the pharmaceutical and biotechnology industries. Our current clients range from the world’s largest pharmaceutical companies and biotechnology companies to small and start—up organizations. Of our top twenty clients by 2008 revenue, eight are included in the fifteen largest global bio-pharmaceutical companies based on their reported 2007 revenues.
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
     Our revenues depend on the outsourcing trends and the research and development expenditures of the bio-pharmaceutical industry. The majority of our revenues and accounts receivable are derived from pharmaceutical companies located in the United States. Our dependence on certain clients for a percentage of our revenue and our net revenue backlog are discussed in this Annual Report under the sections entitled “Risk Factors” contained in Part I, Item 1A and “Financial Statements and Supplementary Data” contained in Part II, Item 8. As discussed in more detail in those sections, a significant portion of our service revenues are represented by relatively few of our clients. The loss of these clients or the loss or reduction in scope of a single material contract or several smaller contracts with these clients could materially adversely affect our results of operations, revenues, or cash flow. Our largest client, Wyeth, accounted for approximately 20%, 23%, and 15% of service revenues during years ended December 31, 2008, 2007, and 2006, respectively. Wyeth represented approximately 13% and 27% of the accounts receivable balance at December 31, 2008 and 2007, respectively. Our second largest client, AstraZeneca, accounted for approximately 12% of service revenues during the year ended December 31, 2008. AstraZeneca represented approximately 14% and 19% of the accounts receivable balance at December 31, 2008 and 2007. Our third largest client, Schering Plough, accounted for approximately 12% of service revenues during the year ended December 31, 2008. Schering Plough represented approximately 8% and 10% of the accounts receivable balance at December 31, 2008 and 2007.We provide Wyeth, AstraZeneca and Schering Plough with our CMSP solutions.
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
     Our significant competitors include, among others, Covance Inc., PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC., eResearch Technology, Inc., PRA International, i3 Research, and Pharmanet Development Group Inc.

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
     Governmental regulation directly affects our business. Increased regulation leads to more complex clinical trials and an increase in our potential business. Conversely, a relaxation in the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceutical and biological products, could decrease the business opportunities available to us. Changing levels of business opportunities and government regulation will result in a corresponding change in our direct and indirect costs incurred in providing services. For example, additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy procedures and requirements.
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
     A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of the GCP regulations could result in, depending on the nature of the violation and the type of product involved, the issuance of a warning letter, suspension or termination of a clinical study, refusal by the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.
     We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of the clinical trials we manage for our clients. In the United States, our procedures were developed to ensure compliance with the GCP regulations and associated guidelines.
     The Standards for Privacy of Individually Identifiable Health Information (“Privacy Rule”), issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, restrict the use and disclosure of certain protected health information. Under the Privacy Rule, certain entities may not use or disclose protected health information without the authorization of the individual whose information is protected, unless the use or disclosure of the information is specifically permitted by regulation or law. In addition, the European Union prohibits certain disclosures of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards.
     RPS is not a covered entity under the HIPAA Privacy Rule. However, in connection with our clinical development activities, we do receive protected health information from covered entities subject to HIPAA. In order for those covered entities to disclose protected health information to us, the covered entity must obtain an authorization meeting Privacy Rule requirements from the research subject, or make a disclosure under an exception to the Privacy Rule’s authorization requirement. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA or European Union regulations, as applicable, including the Privacy Rule’s authorization requirement.
Employees
     As of December 31, 2008, we had approximately 1,200 staff in the United States, approximately 200 staff located in France, Germany and Spain, and approximately 150 staff located in Canada, Brazil, Argentina, Chile, Mexico, Colombia, and Peru.
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
Bio-pharmaceutical industry consolidation may adversely affect our business.
     A number of large bio-pharmaceutical companies have recently announced mergers or other acquisitions that will consolidate the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. Our clients, Wyeth and Schering-Plough, which represented 20% and 12% of our service revenues during the year ended December 31, 2008, respectively, have agreed to be acquired by other large bio-pharmaceutical companies in acquisitions that are expected to close in 2009. As a result of such consolidation, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions, but such acquisitions and any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.
We compete with the existing in—house personnel already employed by our clients, and use of these personnel could reduce our revenues.

     The use of in—house personnel by current or potential clients to perform the functions that we perform for these clients or a reduction in research and development expenditures by bio-pharmaceutical companies could have an adverse effect on our business. The increased use of in—house personnel would decrease the likelihood that we would obtain additional new contracts or extensions of existing contracts and participate in our clients’ drug development process, which could eliminate or substantially reduce our revenues.
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
     In addition, for the year ended December 31, 2008, our top five clients represented approximately 54% of service revenues and our twenty top clients comprised approximately 88% of service revenues. For the year ended December 31, 2008, our largest customer, Wyeth, was responsible for 20% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly, our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of December 31, 2008 is $187.2 million, of which approximately $71.7 million is not expected to be realized in 2009.
If we are unable to reassign billable personnel from one project to another as projects are completed, it will be difficult for us to achieve our financial and operational goals.
     Our success depends to a significant extent upon our senior management team and its ability to minimize the number of unassigned billable personnel by reassigning billable personnel from one project to another as projects are completed. The number of billable personnel who are unassigned could have an impact on our ability to meet our financial and operational goals.
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
Our business depends on our senior management team and other key personnel, and the loss of any member of the team could harm our business.
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
     We evaluate from time to time acquisition opportunities globally and in the United States in order to increase market share and presence in servicing the pharmaceutical and biotechnology industry. Our ability to grow successfully through acquisitions could be affected by, among other things, the following:
•	Identification of acquisition targets. We may have difficulty identifying suitable acquisition opportunities and successfully consummating proposed transactions.

•	Competition for acquisitions. Competition in the acquisition market could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non—accretive.

•	Financing of acquisitions. We may not be able to obtain necessary financing or may need to incur significant cash expenditures to consummate desirable strategic acquisitions.

•	Expense of acquisitions. The costs and expenses of these proposed acquisitions, including integration expenses and exposure to unforeseen liabilities, could have a material adverse effect on our financial condition and results of operations and the overall effectiveness of our proposed acquisitions.

•	Integration of acquisitions. We may experience difficulty integrating completed acquisitions. The process of integrating acquired businesses may involve unforeseen difficulties and may require significant financial and other resources and a disproportionate amount of management’s attention. We may not be able to successfully manage and integrate new businesses or technologies into our existing operations or successfully maintain the market share attributable to any acquired businesses.
     To the extent that we are unable to successfully execute our acquisition strategy, or our recent acquisitions do not prove to be accretive, it may have an adverse effect on our ability to expand domestically and internationally and may ultimately have a negative impact on our business and financial condition.
International operations are subject to numerous risks.
     We have international operations in Canada, South America, Latin America and recently, Europe, and intend to pursue the development of operations globally through acquisitions and subsequent organic growth based on client demand. Our current foreign operations and our future foreign operations are subject to risks inherent in operating in foreign countries, including government regulations, currency restrictions and fluctuations, and other restraints, burdensome taxes and political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may have a material adverse effect on our ability to operate in and contract with persons in countries which are, or become, politically, socially, or economically unstable.
     Our financial statements are denominated in U.S. dollars. As a result, factors associated with current and future international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including foreign currency translation risk related to our revenue and expenses of foreign operations being generally denominated in local currencies, and foreign currency transaction risk related to our foreign contracts that may be denominated in a currency other than the currency in which we incur expenses related to such contracts. In addition, as a result of the European Acquisitions, we have increased our number of paid personnel in foreign countries significantly, and fluctuations in foreign currency exchange rates could increase our employee compensation expenses in those foreign countries accordingly. In the future, we may seek to limit these risks through exchange rate fluctuation provisions stated in our contracts, or by hedging our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the

United States, and we cannot assure that we will be able to favorably reduce our currency transaction risk associated with our contracts.
Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
     The bio—pharmaceutical industry generally, and drug discovery and development more specifically, are subject to increasingly rapid technological changes, such as in the field of genomics and proteomics. Our competitors or others might develop technologies, services or products that are more effective or more commercially attractive than our current or future technologies, services or products, or which render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.
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
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
     Unfavorable global economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services or the ability of third parties to provide services critical to our business, which could cause our revenue to decline. Also, our customers, particularly smaller bio-pharmaceutical companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if the current economic conditions persist or decline, our operating results and financial condition could be adversely affected.
Weakness in the credit markets could negatively impact our access to capital.
     Our continued growth relies, to a certain extent, on infrastructure expansion and acquisitions. We have been able to fund our capital needs largely from cash on hand, cash from operations, and from our revolving credit facility. Our present facility will expire in October 2009 and while we believe our credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in replacement of our credit facility at commercially reasonable terms, the recent turmoil in the credit markets could affect our ability to replace this facility and/or further increase our funding costs.
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
     We employ and place people in the workplaces of our clients. An inherent risk of such activity includes possible claims of errors and omissions, misuse or misappropriation of client proprietary information, misappropriation of funds, discrimination and harassment, failure to comply with applicable immigration laws and regulation, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, loss of client relationships and business, injunctive relief, payment of monetary damages or fines or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment—related risks not covered by insurance, such as wage and hour laws and employment and withholding tax responsibilities.
Significant increases in payroll—related costs could adversely affect our business.
     We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our U.S. based employees and similar payroll-related costs for our employees in Europe and Latin America. Significant increases in the effective rates of any payroll—related costs, or the imposition of additional or new payroll related costs, likely would have a material adverse effect upon profitability. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals in the U.S. have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

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
Provisions in our bylaws will require disclosure of information by stockholders that would not otherwise be required to be disclosed under applicable U.S. state or U.S. federal laws.

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
     At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-to-four, to be determined by our Board of Directors. If the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors, and consequently, the trading liquidity of our common stock may not improve. If the reverse stock split is implemented and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the split.
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
     Further, the reverse stock split will result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 131,626,582 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     Our headquarters are located in Fort Washington, Pennsylvania in approximately 56,454 square feet of leased space. This facility accommodates our executive offices, recruiting and management operations. The term of the lease commenced on April 1, 2007 with an initial term of 123 months. The initial annual base rent is approximately $1,016,000. The base rent is increased by $0.50 per square foot annually effective on the anniversary of the lease commencement date.
     In addition to our headquarters, we lease additional office space in Fort Washington, Pennsylvania, as well as office space in Sherman Oaks, California, Buenos Aires, Argentina, Bogota, Colombia, Mexico City, Mexico, Sao Paolo, Brazil, Barcelona and Madrid, Spain, Nuremburg, Germany, and Boulogne, France.
Item 3. Legal Proceedings
     We are party to lawsuits and administrative proceedings incidental to the normal course of our business. We do not believe that any liabilities related to such lawsuits or proceedings will have a material effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock and warrants are traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange (symbol: RPSE for our common stock and RPSW for our warrants), and are not currently traded on any U.S. exchange. The following tables show the reported high and low bid prices of each quarter as listed on AIM in 2007 and 2008. The reported bid prices may not reflect actual transactions in our stock. Due to the limited quotations in our common stock on AIM, it may not be considered an “established public trading market” as that term is defined in Regulation S-K, Item 201(a)(1)(i). There were no quotation systems, markets, or exchanges listing our securities prior to April 24, 2006. Our securities are traded in U.S. dollars. The source for the information below is the AIM market of the London Stock Exchange.
Common Stock

Quarter	High	Low
Fourth Quarter 2008	$2.88	$1.75
Third Quarter 2008	$4.05	$2.88
Second Quarter 2008	$4.05	$4.05
First Quarter 2008	$4.05	$4.05
Fourth Quarter 2007	$4.85	$4.03
Third Quarter 2007	$5.40	$4.78
Second Quarter 2007	$5.63	$5.05
First Quarter 2007	$5.45	$5.05
Warrants

Quarter	High	Low
Fourth Quarter 2008	$0.43	$0.40
Third Quarter 2008	$0.50	$0.40
Second Quarter 2008	$0.40	$0.40
First Quarter 2008	$0.40	$0.40
Fourth Quarter 2007	$0.50	$0.40
Third Quarter 2007	$0.60	$0.50
Second Quarter 2007	$0.60	$0.60
First Quarter 2007	$0.60	$0.60
     As of March 23, 2009, there were approximately 104 holders of our common stock and 14 holders of our warrants. Because some of our shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
     The following graph shows a comparison from February 12, 2008 (the date our common stock became registered under Section 12 of the Exchange Act), through March 11, 2009 of the cumulative total return for our common stock versus the FTSE AIM All Share Index (referred to as the “Index” in the performance chart below). Such returns are based on historical results and are not intended to suggest future performance. Data for FTSE AIM All Share Index may assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Recent Sales of Unregistered Securities
     On December 17, 2008, in connection with the consummation of the purchase of the issued and outstanding shares of Therapharm Recherches Th.R, a French-based clinical research organization (“Therapharm”) from Therapharm’s shareholders, and the consummation of the purchase of the issued and outstanding shares of IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH, a Germany-based clinical research organization (“Imerem”) from the sole shareholder of Imerem, we issued 2,794,029 shares of common stock (“Shares”) to our subsidiary, ReSearch Pharmaceutical Services Netherlands B.V. (“RPS Dutch BV”) upon payment of aggregate consideration of €5,457,088 ($7,818,241 at the exchange rate on December 17, 2008). The Shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.
     In connection with the consummation of the purchase of the issued and outstanding shares of Imerem on December 22, 2008 and Therapharm on December 23, 2008, RPS Dutch BV transferred 1,296,165 Shares to the sole shareholder of Imerem in consideration for all of the issued and outstanding shares of Imerem, and 1,497,864 Shares to the shareholders of Therapharm in consideration for all of the issued and outstanding shares of Therapharm. The Shares were transferred in reliance upon exemptions from registration for transactions which constitute “offshore transactions” as defined in Regulation S under the Securities Act.
     Also on December 17, 2008, in connection with the consummation of the purchase of the issued and outstanding shares of Infociencia, S.L., a Spain-based clinical research organization (“Infociencia”) from Infociencia’s shareholders, we issued 1,404,856 Shares to our subsidiary, RPS Spain S.L. (“RPS Spain”) upon payment of aggregate consideration of €2,743,859 ($3,928,479 at the exchange rate on December 17, 2008). The Shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

     In connection with the consummation of the purchase of the issued and outstanding shares of Infociencia on December 22, 2008, RPS Spain transferred 1,404,856 million Shares to the shareholders of Infociencia in consideration for all of the issued and outstanding shares of Infociencia. The Shares were transferred in reliance upon exemptions from registration for transactions which constitute “offshore transactions” as defined in Regulation S under the Securities Act.
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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except earnings per share data)
Statements of Operations Data:
Service revenue	$156,967	$120,459	$84,418	$62,799	$63,043
Reimbursement revenue	18,086	13,924	10,273	8,074	6,210

Total revenue	175,052	134,383	94,691	70,873	69,253

Costs and expenses
Direct costs	117,707	87,650	61,365	45,744	46,240
Reimbursable out-of-pocket costs	18,086	13,924	10,273	8,074	6,210
Selling, general and administrative expenses	31,290	26,787	19,070	16,747	15,866
Depreciation and amortization	1,750	1,143	901	864	866

Income (loss) from operations	6,219	4,879	3,082	(556)	71
Interest (income) expense, net	(42)	5,786	1,245	1,127	858

Net income (loss) before provision (benefit) for income taxes	6,261	(907)	1,837	(1,683)	(787)
Provision for income taxes	2,518	1,508	45	—	—

Net income (loss)	3,743	(2,415)	1,792	(1,683)	(787)
Accretion of preferred stock	—	(321)	(485)	(485)	(485)

Net income (loss) applicable to common shares	$3,743	($2,736)	$1,307	($2,168)	($1,272)

Basic earnings per share	$0.11	($0.19)	$0.24	($0.39)	($0.22)
Diluted earnings per share	$0.11	($0.19)	$0.12	($0.39)	($0.22)

Weighted average number of shares outstanding
Basic	32,617	14,573	5,502	5,506	5,774
Diluted	34,103	14,573	15,484	5,506	5,774

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,565	$11,060	$197	$540	$—
Working capital	24,608	31,355	6,603	4,351	5,164
Total assets	87,089	50,419	26,124	17,983	16,887
Capital leases	1,555	950	21	73	154
Long term debt	1,142	—	4,165	3,980	3,814
Redeemable convertible preferred stock	—	—	8,002	7,517	7,032
Stockholders’ equity (deficit)	42,282	30,429	(4,350)	(5,788)	(3,755)
     In December 2008, the Company completed the acquisition of three European companies located in France, Spain and Germany (the “European Acquisitions”). The preliminary total net assets acquired inclusive of identified intangibles of $3.9 million and goodwill of $14.9 million, are included in the consolidated Balance Sheet data as of December 31, 2008. The impact of the European

Acquisitions on the consolidated statement of operations data for the year ended December 31, 2008 is immaterial, as the operations of such entities are included in our consolidated operations only from the date of acquisition to December 31, 2008. Two of the entities were acquired on December 22, 2008, and the third was acquired on December 23, 2008.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     RPS has been providing services to the bio—pharmaceutical industry since it was founded in 1994. The Company has built an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
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
     In light of the economic pressures seen by its bio—pharmaceutical clients, the Company believes that its unique model of providing integrated outsourcing solutions is an attractive alternative to traditional outsourcing to CROs as well as to research activities performed in—house.
     The Company has invested in building an infrastructure to support the expected demand for its services. While the Company’s revenues have been increasing, at times, the investment in infrastructure outpaced the increase in revenues and this investment, along with other factors such as flat revenues in 2004 and 2005, resulted in the Company reporting only marginal net income or operating losses from 2002 through 2005. Additionally, in late 2005 the Company began its investment in global expansion with the opening of offices across Latin America, followed by the European Acquisitions in December 2008.
     Towards the end of 2005, and continuing into 2006, the Company experienced a significant shift in the demand for its integrated outsourcing solutions. Accordingly, 2006, 2007 and 2008 operating results have shown increases in revenues and other performance metrics.
     In December 2008, the Company completed the European Acquisitions. The Company believes that the European Acquisitions, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, RPS believes the European Acquisitions will provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services. The German and Spanish companies were purchased on December 22, 2008, and the French company was purchased on December 23, 2008. Accordingly the European Acquisitions did not have a material impact on the consolidated results of operations for the year ended December 31, 2008.
     On March 30, 2009, the Company entered into an agreement to acquire a privately held clinical research organization operating in China for total consideration of $1.0 million in cash and 530,973 shares of RPS common stock. The acquisition is expected to close in late May 2009.
Critical Accounting Policies
     RPS’ consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The significant accounting policies of the Company are discussed in Note 2 to the audited financial statements for the year ended December 31, 2008 included elsewhere in this report. The following discussion highlights what the Company believes to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.
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
     The per—share weighted average fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was estimated at $1.96, $1.70 and $0.15 on the date of grant, respectively, using the Black—Scholes option—pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	December 31,
	2008	2007	2006

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50%	52%	55%
Risk-free interest rate	3.01%	3.34%	5.04%
Expected life	6 years	6 years	6 years
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
     In 2007 and 2008, the Company’s revenue growth and growth in income from operations continued. Service revenues increased 30.3% to $157.0 million for the year ended December 31, 2008, from $120.5 million for the year ended December 31, 2007, and income from operations increased 27.5% to $6.2 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007. This sustained growth is primarily the result of continued growth of the CMSP program during 2007 and 2008 from our existing and new customers. Accordingly, the 2007 and 2008 valuations are reflective of sustained positive operating trends and customer acceptance of the CMSP program.
     As of December 31, 2008, the aggregate amount of stock—based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.9 million, net of estimated forfeitures. This amount will be recognized on a straight—line basis over the vesting period of the related options. Under the true—up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long—lived Assets
     Intangible assets consist primarily of non—compete agreements, customer contracts and lists, brand names, and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from the European Acquisitions. Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists — five years, brand names — two years, software — three years, and non-compete agreements — six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The Company accounts for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. If the Company determines that the carrying value of definite lived long—lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
     Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:
     Revenues. Service revenues increased 30.3% to $157.0 million for 2008 from $120.5 million for 2007 as the Company generated additional business from existing and new customers. The majority of the increase is related to new contracts and the continued growth of existing contracts with several pharmaceutical companies in our Clinical Master Service Provider (CMSP) programs. CMSP revenue for the year ended December 31, 2008 grew 56.3% over the comparable prior period, and accounted for 63.2% of our total service revenue for the year ended December 31, 2008, as compared to 53.2% of total service revenue for the year ended December 31, 2007. (see “Item 1: Business — Business Overview and Business Model” for further information on our CMSP solutions).
     Reimbursement revenues and offsetting reimbursable out—of—pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursement revenues and reimbursable out—of—pocket costs increased 29.9% to $18.1 million in 2008 from $13.9 million in 2007. The increase is due primarily to an increase in the number of programs for which the Company is providing its various services.
     Direct Costs. Direct costs increased 34.3% to $117.7 million or 75.0% of service revenues for 2008 as compared to $87.7 million or 72.8% of service revenues for 2007. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 16.8% to $31.3 million for 2008 from $26.8 million for 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee—related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $18.8 million for the year ended December 31, 2008 as compared to $16.2 million for the year ended December 31, 2007. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $3.5 million for the year ended December 31, 2008 as compared to $2.6 million for the year ended December 31, 2007. Although our public company filing status in the US and on the AIM results in significant expenditures for our insurance premiums, licenses and professional fees, we saw these amounts decrease to $3.1 million for the year ended December 31, 2008 as compared to $3.4 million for the year ended December 31, 2007. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 19.9% of service revenues for 2008 as compared to 22.2% of service revenues for 2007. The decrease is attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi—variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased to $1.8 million for 2008 as compared to $1.1 million for 2007 due primarily to an increase in the depreciable asset base.
     Income from operations. Income from operations increased to $6.3 million for 2008 as compared to income from operations of $4.9 million for 2007. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest expense. Interest expense for 2008 decreased to $0.3 million from interest expense of $6.0 million for 2007. The majority of the change in interest expense relates to a non—cash charge of $4.7 million recorded during the year ended December 31, 2007, to mark the Company’s put warrant liability to its market value during the period. The put warrants were exchanged for a combination of common stock and cash on August 30, 2007 in connection with the reverse merger of Cross Shore Acquisition Corporation.
     Interest income. Interest income increased to $0.3 million during the year ended December 31, 2008 from interest income of $0.2 million for 2007 due to an increase in the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Old RPS.

     Provision for income taxes. The provision for income taxes for 2008 increased to $2.5 million from $1.5 million for 2007. The increased provision is reflective of the increased income before provision for income taxes as described above. The Company’s effective tax rate for 2007 is significant as the $4.7 million non-cash interest charge recorded related to the put warrant liability discussed above is non—deductible for income tax purposes.
     Net income (loss). As a result of the factors discussed above, net income for 2008 increased to $3.7 million or $0.11 per share, basic and diluted, from a net loss for 2007 of $2.4 million or ($0.19) per share, basic and diluted.
     Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:
     Revenues. Service revenues increased 42.7% to $120.5 million for 2007 from $84.4 million for 2006 as the Company generated additional business from existing and new customers. The majority of the increase is related to significant new contracts awarded during 2007 and the continued growth of existing contracts with several pharmaceutical companies in our CMSP programs. CMSP revenue for the year ended December 31, 2007 grew 181.1% over the comparable prior period, and accounted for 53.2% of our total service revenue for the year ended December 31, 2007, as compared to 27% of total service revenues for the year ended December 31, 2006.. (see “Item 1: Business — Business Overview and Business Model” for further information on our CMSP solutions).
     Reimbursement revenues and offsetting reimbursable out—of—pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursement revenues and reimbursable out—of—pocket costs increased 35.5% to $13.9 million in 2007 from $10.3 million in 2006. The increase was due primarily to an increase in the number of programs for which the Company provided its various services.
     Direct Costs. Direct costs increased 42.8% to $87.7 million or 72.8% of service revenues for 2007 as compared to $61.4 million or 72.7% of service revenues for 2006. The increase in direct costs was directly correlated with the increase in revenues as described above. The primary costs included in direct costs were operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. SG&A increased 40.5% to $26.8 million for 2007 from $19.1 million for 2006 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee—related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $16.2 million for the year ended December 31, 2007 as compared to $13.0 million for the year ended December 31, 2006. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $2.6 million for the year ended December 31, 2007 as compared to $2.0 million for the year ended December 31, 2006, and due to our public company filing status in the US and on the AIM we saw increases to our insurance premiums, licenses and professional fees to $3.4 million for the year ended December 31, 2007 as compared to $1.3 million for the year ended December 31, 2006. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 22.2% for 2007 as compared to 22.6% for 2006. The decrease was attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi—variable overhead costs at a slower rate of growth than revenues.
     Depreciation and amortization expense. Depreciation and amortization expense increased 26.9% to $1.1 million for 2007 as compared to $0.9 million for 2006 due primarily to an increase in the depreciable asset base.
     Income (loss) from operations. Income from operations increased to $4.9 million for 2007 as compared to income from operations of $3.1 million for 2006. The increase was attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
     Interest expense. Interest expense for 2007 increased to $6.0 million from interest expense of $1.2 million for 2006. The majority of the change in interest expense related to a non—cash charge of $4.7 million recorded during the year ended December 31, 2007, to mark the Company’s put warrant liability to its market value during the period. The put warrants were exchanged for a combination of common stock and cash on August 30, 2007 in connection with the reverse merger of Cross Shore Acquisition Corporation.
     Interest income. Interest income increased to $240,000 during the year ended December 31, 2007 due to the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Old RPS.
     Provision for income taxes. The provision for income taxes for 2007 increased to $1.5 million versus an insignificant provision for 2006. During 2006, the Company utilized net operating loss carryforwards to offset the majority of its taxable income, and therefore the Company’s effective tax rate was minimal. No significant net operating loss carryforwards remain to offset 2007 taxable income. The Company’s effective tax rate for 2007 was significant as the $4.7 million non-cash interest charge recorded related to the put warrant liability discussed above was non—deductible for income tax purposes.

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
     The Company maintains a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At December 31, 2008, the Company had borrowings outstanding totaling $7,500,000 under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 1% (4.25% at December 31, 2008). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At December 31, 2008, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At December 31, 2008, the Company had available cash and cash equivalent balances of $6.6 million and working capital of $24.6 million, which the Company believes will provide sufficient liquidity for the next twelve months.
     During the year ended December 31, 2008, the Company’s operating activities used cash of $2.8 million, a decrease of $4.4 million from the corresponding amount for the year ended December 31, 2007. This decrease during the period can be attributed mainly to negative changes of $2.0 million in deferred revenue, $0.4 million in customer deposits, $0.3 million in accounts payable, $0.3 million in accrued expenses, and $0.4 million in prepaid expenses and other current assets. In addition to these negative changes, accounts receivable, net of allowance increased $4.9 million, or 15.3%, to $37.0 million at December 31, 2008, net of accounts receivable acquired in the European Acquisition, from $32.1 million at December 31, 2007, primarily related to the increase in revenues during the period and due to the timing of cash collections.
     These negative changes were offset by $3.7 million in net income, due primarily to increased service revenues, along with $0.6 million in non-cash stock based compensation and $1.8 million in depreciation and amortization expense.
     Cash used in investing activities for the year ended December 31, 2008 totaled $8.7 million, consisting primarily of the cost of the European Acquisitions, net of cash acquired of $7.9 million and purchases of property and equipment of $1.3 million. These changes were offset by $0.4 million in positive changes to restricted cash.
     Cash provided by financing activities for the year ended December 31, 2008 totaled $6.9 million. This net cash provided by financing activities consisted primarily of net borrowings on our line of credit of $7.5 million, offset by principal payments on capital lease obligations of $0.6 million.
     During the year ended December 31, 2007, the Company’s operating activities provided cash of $1.6 million, an increase of $5.4 million from the corresponding amount for the year ended December 31, 2006. This increase during the period can be attributed to favorable changes in non—cash operating charges, primarily a $4.7 million increase in the interest charge related to the put warrant liability. In addition, the Company experienced favorable changes in its operating assets and liabilities of $4.8 million over the prior comparable period. These favorable changes can be attributed primarily to positive changes of $4.2 million in customer deposits, $1.7 million in deferred revenue, and $1.2 million in accrued expenses. The positive changes in deferred revenue and accrued expenses and other liabilities are due to significant increases in service revenues and the overall increase in the level of business operations during the year ended December 31, 2007. The $4.2 million increase in customer deposits is due primarily to a $4.5 million customer deposit received in August 2007. This deposit will be applied to customer invoices in future years or returned to the customer upon expiration of the contract.
     These net positive changes were offset by negative changes in net income of $4.2 million, resulting from a loss for the year ended December 31, 2007 of $2.4 million as compared to income of $1.8 million for the year ended December 31, 2006. This change is primarily attributed to the $4.7 million interest charge related to the put warrant liability. Accounts receivable, net of allowance increased $10.0 million, or 45.2%, to $32.1 million at December 31, 2007 from $22.1 million at December 31, 2006 primarily related to the increase in revenues during the period. Additionally, in 2007 the Company received customer deposits of $4.5 million which can be used to offset accounts receivable balances.
     Cash used in investing activities for the year ended December 31, 2007 totaled $2.1 million, consisting primarily of the purchase of property and equipment.
     Cash provided by financing activities for the year ended December 31, 2007 totaled $11.3 million. This net cash provided by financing activities consisted primarily of inflows relating to the $51.4 million of net cash proceeds received in connection with our merger with Cross Shore. This cash provided by financing activities was partially offset by paying down the Company’s working capital line of credit of $9.0 million, distributions to the Company’s stockholders of $20 million in connection with the Cross Shore merger, payment of $2.6 million of accrued dividends on the Company’s preferred stock prior to the merger with Cross Shore, purchase of treasury shares of $3.8 million, as well as the payoff of a note payable totaling $4.5 million during the period. As of December 31, 2007, the Company has no outstanding debt balances, other than capital lease obligations.
Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of December 31, 2008.

	Payments Due by Period
					More than
	Total	Less than 1 year	1—3 Years	3—5 Years	5 years
Contractual Obligations
Capital leases	$1,731,002	$794,772	$931,640	$4,590	$—
Operating leases	$15,906,627	2,380,447	4,140,917	3,982,047	5,403,216

Total	$17,637,629	$3,175,219	$5,072,557	$3,986,637	$5,403,216

Off—Balance Sheet Arrangements
     At December 31, 2008, RPS was not a party to any off—balance sheet arrangements as defined by Regulation S—K Item 303(a)(4)(i), promulgated under the Exchange Act.
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
     In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material effect on our results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Foreign currency risks. Since RPS operates in countries other than the United States, it is exposed to various foreign currency risks. The majority of client services are contracted in U.S. dollars. However, at times, a portion of the work performed under these contracts is performed by one of our subsidiaries under which costs are incurred in the local denomination of that subsidiary. In addition, services provided by our European subsidiaries are contracted for in the local currency. In these instances, where expenses are incurred in a denomination that is other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currency would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of changes redeemable convertible preferred stock and stockholder’ equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations (see Item 1A: “Risk Factors”).
     For the year ended December 31, 2008, approximately 6% of our net revenues were derived from our operations outside of the United States. With the European Acquisitions in December 2008, the Company expects the percentage of net revenues derived from operations outside of the United States to increase in 2009 and forward. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, and we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Index to Financial Statements

ReSearch Pharmaceutical Services, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	30
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	31
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2008, 2007 and 2006	32
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	34
Notes to Consolidated Financial Statements	35

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Research Pharmaceutical Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 30, 2009

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$6,565,003	$11,060,255
Restricted cash	7,247,532	1,321,877
Accounts receivable, less allowance for doubtful accounts of $654,000 and $547,000 at December 31, 2008 and 2007, respectively	43,225,016	32,117,662
Deferred tax asset	970,797	334,533
Prepaid expenses and other current assets	2,377,838	1,337,141

Total current assets	$60,386,186	$46,171,468

Property and equipment, net	5,993,387	3,343,371
Other assets	1,179,018	253,471
Intangible assets subject to amortization, net	3,880,000	—
Goodwill	15,145,585	275,536
Deferred tax asset	504,366	375,173

Total assets	$87,088,542	$50,419,019

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,496,309	$1,442,881
Accrued expenses	12,069,957	6,489,902
Customer deposits	7,247,532	1,321,877
Deferred revenue	4,781,935	5,026,042
Line of credit	7,500,000	—
Current portion of capital lease obligations	682,695	536,106

Total current liabilities	$35,778,428	$14,816,808

Customer deposits	4,500,000	4,500,000
Deferred tax liability	1,331,955	—
Other liabilities	2,323,794	258,860
Capital lease obligations, less current portion	871,963	414,002

Total liabilities	$44,806,140	$19,989,670

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000 issued and outstanding shares — 36,746,291 and 32,199,223 at December 31, 2008 and 2007, respectively	3,675	3,220
Additional paid-in capital	44,083,184	36,078,600
Accumulated other comprehensive income	155,535	50,305
Accumulated deficit	(1,959,992)	(5,702,776)

Total stockholders’ equity	$42,282,402	$30,429,349

Total liabilities and stockholders’ equity	$87,088,542	$50,419,019

See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006

Service revenue	$156,966,558	$120,459,459	$84,417,353
Reimbursement revenue	18,085,514	13,923,784	10,273,380

Total revenue	175,052,072	134,383,243	94,690,733

Direct costs	117,707,287	87,650,346	61,364,988
Reimbursable out-of-pocket costs	18,085,514	13,923,784	10,273,380
Selling, general, and administrative expenses	31,289,566	26,786,748	19,069,809
Depreciation and amortization	1,750,252	1,143,734	900,905

Income from operations	6,219,453	4,878,631	3,081,651

Interest expense	(251,346)	(6,025,467)	(1,244,541)
Interest income	293,056	239,582	—

Net income (loss) before provision for income taxes	6,261,163	(907,254)	1,837,110
Provision for income taxes	2,518,379	1,508,087	45,144

Net income (loss)	$3,742,784	($2,415,341)	$1,791,966

Accretion of preferred stock	—	(320,819)	(484,800)

Net income (loss) applicable to common shares	$3,742,784	($2,736,160)	$1,307,166

Net income (loss) per common share:
Basic	$0.11	($0.19)	$0.24
Diluted	$0.11	($0.19)	$0.12

Weighted average number of common shares outstanding:
Basic	32,616,846	14,572,881	5,501,674
Diluted	34,103,258	14,572,881	15,483,591
See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (deficit)

	Redeemable Convertible Preferred Stock				Stockholders’ equity (deficit)}

					Common Stock		Treasury Shares
	Series A Shares	Saries A Amount	Series B Shares	Series B Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stockholder Notes Receivable	Comprehensive Income	Other Accumulated Deficit	Total

Balance at December 31, 2005	7,593,198	5,167,728	1,271,694	2,349,505	12,404,751	1,240	6,903,077	(1,187,650)	572,283	(94,147)	—	(5,079,401)	(5,787,675)
Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	321,960	—	162,840	—	—	—	—	(484,800)	—	—	—	(484,800)
Stock-based compensation	—	—	—	—	—	—	—	—	29,905	—	—	—	29,905
Stockholders’ repayments of notes receivable	—	—	—	—	—	—	—	—	—	95,639	—	—	95,639
Interest on notes receivable	—	—	—	—	—	—	—	—	—	(1,492)	—	—	(1,492)
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	1,791,966	1,791,966
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	6,297	—	6,297

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,798,263

Balance at December 31, 2006	7,593,198	5,489,688	1,271,694	2,512,345	12,404,751	1,240	6,903,077	(1,187,650)	117,388	—	6,297	(3,287,435)	(4,350,160)
Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	214,747	—	106,072	—	—	—	—	(320,819)	—	—	—	(320,819)
Stock-based compensation	—	—	—	—	—	—	—	—	211,817	—	—	—	211,817
Exercise of common stock options	—	—	—	—	6,324	1	—	—	6,747	—	—	—	6,748
Repurchase of shares from stockholders	—	—	—	—	—	—	24,592	(172,909)	—	—	—	—	(172,909)
Payment of preferred stock dividends	—	(2,039,334)	—	(588,000)	—	—	—	—	—	—	—	—	—
Conversion of preferred stock and put warrants to common stock	(7,593,198)	(3,665,101)	(1,271,694)	(2,030,417)	10,287,698	1,029	—	—	10,906,580	—	—	—	10,907,609
Retirement of treasury shares	—	—	—	—	—	—	(6,927,669)	1,360,559	(1,360,559)	—	—	—	—
Issuance of common stock and proceeds received in connection with reverse acquisition of Cross Shore, net of distribution to stockholders and fees	—	—	—	—	10,250,450	1,025	—	—	30,154,871	—	—	—	30,155,896
Repurchase and retirement of shares from stockholder	—	—	—	—	(750,000)	(75)	—	—	(3,637,425)	—	—	—	(3,637,500)
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(2,415,341)	(2,415,341)

	Redeemable Convertible Preferred Stock				Stockholders’ equity (deficit)

					Common Stock		Treasury Shares
	Series A Shares	Saries A Amount	Series B Shares	Series B Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stockholder Notes Receivable	Comprehensive Income	Other Accumulated Deficit	Total

Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	44,008	—	44,008

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	($2,371,333)

Balance at December 31, 2007	—	$—	—	$—	32,199,223	$3,220	$—	$—	$36,078,600	$—	$50,305	($5,702,776)	$30,429,349

Exercise of common stock options	—	—	—	—	12,183	—	—	—	8,952	—	—		8,952
Issuance of common stock and proceeds received in connection with reverse acquisition of Cross Shore, net of distribution to stockholders and fees	—	—	—	—	336,000	35	—	—	356,309	—	—	—	356,344
Issuance of common stock in connection with acquisitions of Imerem, Infociencia and Therapharm	—	—	—	—	4,198,885	420	—	—	7,070,502	—	—	—	7,070,922
Stock-based compensation	—	—	—	—	—	—	—	—	568,821	—	—	—	568,821
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	3,742,784	3,742,784
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	105,230	—	105,230

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	$3,848,014

Balance at December 31, 2008	—	$—	—	$—	36,746,291	$3,675	$—	$—	$44,083,184	$—	$155,535	$(1,959,992)	$42,282,402

See accompanying footnotes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006

Net income (loss)	$3,742,784	($2,415,341)	$1,791,966
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,750,252	1,478,337	1,086,041
Interest charge related to put warrant liability	—	4,723,451	30,946
Stock-based compensation	568,821	211,817	29,905
Deferred tax benefit	(552,680)	(409,460)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,896,994)	(10,004,080)	(8,324,759)
Prepaid expenses and other current assets	(430,583)	(695,629)	(169,162)
Other assets	59,321	9,520	(119,206)
Accounts payable	(270,086)	67,861	523,928
Accrued expenses	(330,167)	2,044,352	958,566
Customer deposits	(419,544)	4,354,112	124,685
Deferred revenue	(2,001,238)	1,988,877	295,815
Other liabilities	15,063	258,860	—

Net cash (used in) provided by operating activities	(2,765,051)	1,612,677	(3,771,275)

Investing activities
Change in restricted cash	419,544	145,888	(124,685)
Business acquisitions, net of cash acquired	(7,867,466)	—	—
Purchase of property and equipment	(1,269,245)	(2,198,108)	(647,255)

Net cash used in investing activities	(8,717,167)	(2,052,220)	(771,940)

Financing activities
Net borrowings (repayments) on line of credit	7,500,000	(8,991,544)	4,151,544
Principal payments on capital lease obligations	(604,550)	(194,355)	(52,098)
Proceeds from stockholder notes receivable	—	—	94,147
Repurchase of shares from stockholders in connection with reverse acquisition of Cross Shore	—	(3,810,409)	—
Cross Shore merger consideration, net of fees paid	(22,667)	51,375,660	—
Distribution to stockholders	—	(20,000,000)	—
Payment of preferred stock dividends	—	(2,627,334)	—
Proceeds from exercise of options	8,952	6,748	—
Payment of note payable	—	(4,500,000)	—

Net cash provided by financing activities	6,881,735	11,258,766	4,193,593
Effect of exchange rates on cash	105,231	44,008	6,297

Net change in cash	(4,495,252)	10,863,231	(343,325)
Cash and cash equivalents, beginning of period	11,060,255	197,024	540,349

Cash and cash equivalents, end of period	$6,565,003	$11,060,255	$197,024

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$251,346	$921,000	$1,028,000

Income taxes	$2,924,777	$1,459,000	$45,000

Supplemental disclosures of noncash financing activities

Issuance of shares in connection with business acquisitions	$7,070,922	$—	$—

Accretion of preferred stock dividends	$—	$320,819	$484,800

Notes receivable interest	$—	$—	$1,492

Acquisition of fixed assets under capital leases	$1,388,843	$1,123,097	$—

See accompanying notes

Research Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business
ReSearch Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a next generation CRO (clinical research organization) serving biotechnology and pharmaceutical companies, which the Company refers to collectively as the bio-pharmaceutical industry. The RPS business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within the Company’s clients’ clinical infrastructure. The Company is able to leverage its clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development that meets the varied needs of small, medium and large bio-pharmaceutical companies. The Company’s revenues are generated principally from customers located in the United States.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Colombia, France, Germany, Mexico, Peru, Spain and Uruguay.
2. Significant Accounting Policies
2007 Merger and Accounting Treatment
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
The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Cross Shore was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the merger was treated as the equivalent of Former RPS issuing stock for the net assets of Cross Shore which amounted to $50.6 million and consisted of cash and investments of $51.3 million, other assets of $0.6 million and $1.3 million of accrued transaction fees. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair value at the date of the merger. Stockholders’ equity has been retroactively adjusted for all periods prior to the merger to reflect the number of shares of common stock received by holders of common stock of Former RPS in connection with the merger based upon the exchange ratio of approximately 1.4 shares of Cross Shore common stock for each share of Former RPS common stock as per the merger agreement. Stockholders’ equity has not been retroactively adjusted for periods prior to the merger for the 10,250,499 shares of Cross Shore issued to Former RPS holders of preferred stock and common stock warrants.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 20%, 12% and 12% of service revenues during the year ended December 31, 2008, and the Company’s two largest customers accounted for approximately 23% and 9% of service revenues during the year ended December 31, 2007, and approximately 15% and 9% of service revenues during the year ended December 30, 2006.
The three largest customers represented approximately 14%, 13% and 8% of the accounts receivable balance at December 31, 2008, while the two largest customers represented approximately 27% and 19% of the accounts receivable balance at December 31, 2007. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
The following table summarizes the changes in the Company’s allowance for doubtful accounts for the periods indicated.

	Year ended December 31,
	2008	2007	2006

Balance at the beginning of the period	$547,000	$200,000	$150,000
Amounts charged to expense	107,000	347,000	50,000
Accounts written off	—	—	—

Balance at the end of the period	$654,000	$547,000	$200,000

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Financial Instruments
The carrying value of financial instruments including cash, accounts receivable, accounts payable, and line of credit approximates their fair value based on the short-term nature of these instruments.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for repairs and maintenance which do not extend the useful life of the related assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 1 to 5 years.

Intangible Assets
Intangible assets consist primarily of noncompete agreements, customer contracts and lists, brand names, and goodwill mainly related to the European Acquisitions (Note 3). Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists — five years, brand names — two years, software — three years, and non-compete agreements — six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination.
The Company accounts for goodwill, noncompete agreements, brand names and customer lists in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the years ended December 31, 2008, 2007 or 2006. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits. Revenues are recorded at the time a candidate begins work with his or her new employer. Provisions for sales allowances, based on historical experience, are recorded at the time the related revenue is recognized.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $18,085,514, $13,923,784 and $10,273,380 for the years ended December 31, 2008, 2007 and 2006 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients for the years ended December 31, 2008, 2007 and 2006 were approximately $4,707,722, $6,666,000 and $6,039,000 respectively.
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
The per-share weighted average fair value of the options granted during the year ended December 31, 2008, 2007 and 2006 was estimated at $1.96, $1.70 and $0.15 on the date of grant, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	December 31,
	2008	2007	2006

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50%	52%	55%
Risk-free interest rate	3.01%	3.34%	5.04%
Expected life	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 related to share-based service awards was $568,821, $211,817 and $29,905, respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of December 31, 2008 was $1.1 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.0 years.
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
The Company’s foreign operations accounted for approximately 6%, 5% and 4% of service revenues during the year ended December 31, 2008, 2007 and 2006 respectively. As a result of the European Acquisitions the company expects the percentage of service revenues resulting from foreign operations to increase going forward. In addition, approximately 24%, 3% and 2% of the Company’s consolidated assets are located in foreign locations at December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements
The Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for non financial assts and liabilities recorded at fair value on a non-recurring basis. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. SFAS No. 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. In determining fair value of financial assets and liabilities, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). As of December 31, 2008, the fair value of the Company’s financial assets are based on level one observable inputs. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS No. 157; therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations.
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
In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material effect on our results of operations or financial condition.
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

	Fiscal Year ended December 31,
	2008	2007	2006

Net income (loss) applicable to common shares	$3,742,784	($2,736,160)	$1,307,166
Weighted average common shares outstanding — basic	32,616,846	14,572,881	5,501,674
Dilutive effect of stock options and warrants	1,486,412	—	1,116,935
Conversion of preferred stock to common stock	—	—	8,684,982

Weighted average common shares outstanding — diluted	34,103,258	14,572,881	15,483,591

Options to purchase 967,304 and 1,645,000 shares, respectively of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2008 and 2006 respectively because their effect would have been anti-dilutive. Since the Company reported a net loss applicable to common shares for the year ended December 31, 2007, all of the outstanding stock options, warrants and shares of preferred stock were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. The outstanding stock options and warrants could potentially dilute earnings per share in the future.

3. 2008 Acquisitions
In December 2008, the Company completed the acquisitions of three European companies located in Spain, France and Germany (“the European Acquisitions”). The European Acquisitions, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“Imerem”)
On December 22, 2008, RPS acquired the outstanding shares of Imerem for a consideration of €2.3 million ($3.2 million) in cash and issuance of 1,296,165 shares of common stock (“Shares”) issued to Imerem’s sole shareholder. The Shares were valued at $1.68 per share, which resulted in total acquisition consideration of $6.4 million. The sole shareholder of Imerem has entered into a share escrow agreement whereby 50 percent of the Shares shall be held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Imerem has agreed to a 12 month lock-up on all of the Shares. Imerem, founded in 1990, is located in Nürnberg, Germany. Imerem operates throughout Eastern and Western Europe and Scandinavia, providing clinical research services to the pharmaceutical industry and academic institutions.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Imerem have been included in the consolidated financial statements commencing December 22, 2008. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,287,832
Value of RPS shares	2,182,742
Transaction costs	954,858

Total purchase price	$6,425,432

Preliminary allocation of Purchase Price:

Cash	$1,499,696
Restricted cash	1,079,203
Accounts receivable	886,369
Prepaid expense and other current assets	68,708
Fixed assets	101,179
Goodwill	4,053,305
Customer lists	800,000
Brand name	330,000
Non compete agreements	350,000
Accrued expenses	(635,604)
Customer deposits	(1,079,203)
Accounts payable	(562,465)
Deferred tax liability	(465,756)

$6,425,432

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in the second quarter of 2009.

Infociencia, S.L. and Infociencia Clinical Research S.L. (“Infociencia”)
On December 22, 2008, RPS acquired the outstanding shares of Infociencia for consideration of €2.5 million ($3.6 million) in cash and issuance of 1,404,856 Shares to Infociencia’s shareholders. The Shares were valued at $1.68 which resulted in total acquisition consideration of $7.0 million. The shareholders of Infociencia have entered into share escrow agreements whereby 50 percent of the Shares shall be held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholders of Infociencia have agreed to a 12 month lock-up on all of the Shares. Infociencia, founded in 1998, has offices in Barcelona and Madrid, Spain and operates throughout Western Europe providing clinical research services to the pharmaceutical industry, academic and government institutions.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Infociencia have been included in the consolidated financial statements commencing December 22, 2008. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,563,536
Value of RPS shares	2,365,778
Transaction costs	1,034,929

Total purchase price	$6,964,243

Preliminary allocation of Purchase Price:

Cash	$446,939
Restricted cash	4,702,100
Accounts receivable	3,612,585
Prepaid expense and other current assets	493,413
Fixed assets	1,146,736
Goodwill	4,872,958
Customer lists	280,000
Brand name	640,000
Software	350,000
Non compete agreements	550,000
Long term debt	(1,141,933)
Customer deposits	(4,702,100)
Accounts payable	(876,983)
Accrued expenses	(2,863,472)
Deferred tax liability	(546,000)

$6,964,243

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the software and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name, and non-compete agreements. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in the second quarter of 2009.
Therapharm Recherches Th.R. (“Therapharm”)
On December 23, 2008, RPS acquired the outstanding shares of Therapharm for consideration of €2.6 million ($3.8 million) in cash and issuance of 1,497,864 Shares to Therapharm’s shareholder. The Shares were valued at $1.68 which resulted in total acquisition consideration of $7.4 million. The shareholder of Therapharm has entered into a share escrow agreement whereby 50 percent of the Shares shall be held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Therapharm has agreed to a 12 month lock-up on all of the Shares.
Therapharm, founded in 1980, is located in Boulogne Billancourt, France. Therapharm provides clinical research services to the pharmaceutical industry and operates throughout Western Europe focusing its efforts on France, Belgium and Switzerland.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Therapharm have been included in the consolidated financial statements commencing December 23, 2008. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,799,459
Value of RPS shares	2,522,403
Transaction costs	1,103,445

Total purchase price	$7,425,307

Preliminary allocation of Purchase Price:

Cash	$2,356,206
Restricted cash	563,896
Accounts receivable	3,430,837
Prepaid expense and other current assets	632,878
Fixed assets	144,265
Goodwill	5,943,786
Customer lists	280,000
Brand name	440,000
Non compete agreements	210,000
Customer deposits	(563,896)
Accounts payable	(884,066)
Accrued expenses	(3,097,466)
Deferred revenue	(1,710,934)
Deferred tax liability	(320,199)

$7,425,307

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand names, and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in the second quarter of 2009.
The unaudited pro forma information below presents combined results of operations as if the European Acquisitions had occurred as of the beginning of the applicable reporting periods instead of in December 2008. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year ended December 31,

	2008	2007	2006

	(unaudited)	(unaudited)	(unaudited)
Pro Forma information:
Service revenue	$180,730,167	$142,380,066	$141,572,860
Reimbursement revenue	25,856,370	27,044,389	30,232,413

Total revenue	206,586,537	169,424,455	171,805,273

Net income	$6,813,188	$540,583	$4,250,853

Net income per common share:
Basic	$0.19	$0.03	$0.44
Diluted	$0.18	$0.03	$0.22

Weighted average number of common shares outstanding:
Basic	36,815,731	18,771,766	9,700,559
Diluted	38,302,143	20,415,640	19,682,476
The shares issued in connection with the consummation of the European Acquisitions were valued utilizing an independent third party valuation, which resulted in a fair value of $1.68 per share. This value is also consistent with the recent trading price of the Company’s common stock on AIM, discounted to reflect the escrow and lock up arrangements underlying certain of the shares issued as discussed above.
4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2008 and 2007, respectively:

Balance as of January 1, 2007	275,536
Goodwill as a result of acquisitions	—
Purchase accounting adjustments	—

Balance as of December 31, 2007	275,536
Goodwill as a result of acquisitions	14,870,049

Balance as of December 31, 2008	15,145,585

None of the goodwill acquired in connection with the European Acquisitions in December 2008 is expected to be tax deductible.
The following tables summarize intangible assets and their amortization as of:

	December 31, 2007
	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization
Customer contracts and lists	$1,920,128	$(1,920,128)	$—
Brand name	—	—	—
Software	—	—	—
Non-compete agreements	350,000	(350,000)	—

Total	$2,270,128	$(2,270,128)	$—

	December 31, 2008
	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization
Customer contracts and lists	$3,280,128	$(1,920,128)	$1,360,000
Brand name	1,410,000	—	1,410,000
Non-compete agreements	1,460,000	(350,000)	1,110,000

Total	$6,150,128	$(2,270,128)	$3,880,000

The estimated amortization expense for each of the five years ending December 31, 2013 is as follows:

2009	2010	2011	2012	2013	Thereafter

$1,162,000	$1,162,000	$457,000	$457,000	$457,000	$185,000
5. Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful life	2008	2007

Computers, software and other equipment	2 to 3 years	$5,301,507	$3,133,140
Automobiles	1 to 3 years	2,163,123	1,151,673
Leasehold improvements	7 years	314,882	—
Furniture and fixtures	5 years	2,000,212	1,494,895

		9,779,724	5,779,708
Less accumulated depreciation		(3,786,337)	(2,436,337)

		$5,993,387	$3,343,371

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 13).
6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued compensation	$4,280,576	$1,744,809
Accrued professional fees	1,755,192	2,572,673
Volume rebate accrual	1,049,534	674,971
Accrued income taxes	1,583,950	591,439
Accrued European acquisition costs	1,573,752	—
Other	1,826,953	906,010

	$12,069,957	$6,489,902

7. Line of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. The Credit Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Credit Agreement require interest at the Federal Funds open rate, as defined, plus 1% (4.25% at December 31, 2008). The Credit Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At December 31, 2008, there were $7.5 million in outstanding borrowings under this line of credit.

8. Note Payable and Other Long Term Liabilities
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
In connection with the original issuance of the note payable, the lenders received 956,839 warrants (2003 Warrants) to purchase the Company’s Common Stock at $.007 per share. Such warrants expire in 2013. In addition, in connection with the execution and delivery of an amendment in March 2005, the lenders received an additional 35,141 warrants (2005 Warrants) to purchase the Company’s Common Stock at $.007 per share. The 2003 and 2005 Warrants contain put features which enable the holder to require the Company to redeem the warrants for cash at any time subsequent to the fifth anniversary of the issuance date, subject to certain exceptions. The redemption price is equal to the greater of the estimated fair value of common stock as determined by a formula, or the estimated fair value of common stock as determined by an independent appraisal.
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
In connection with the acquisition of Infociencia, the Company assumed numerous outstanding grant loans from government institutions in Spain. These loans have two year grace periods before repayments are required. The aggregate amount of remaining payments required on all long-term grant loans at December 31, 2008, was approximately $1.1 million.
In connection with the acquisition of Imerem, the Company assumed an obligation for a deferred compensation arrangement with the former shareholder of Imerem. Pursuant to the arrangement, the Company is obligated to fund payments totaling 97,500 Euros per year from the date the employee reaches the age of 67, with maximum total payments under the arrangement not to exceed 900,000 Euros. The actuarially determined value of the obligation at December 31, 2008 is $907,939 and is included in other long term liabilities in the accompanying balance sheet as of December 31, 2008. In addition, the deferred compensation plan is partially funded by three insurance policies, which have a cash surrender value of $902,175 at December 31, 2008. Such amounts are included in other assets-long term in the accompanying balance sheet at December 31, 2008.
9. Retirement Plan
The Company maintains a defined contribution 401(k) retirement plan (Plan), which covers all eligible employees as defined in the Plan. Employees who are at least 21 years of age and completed three months of service are eligible for the Plan. Under the Plan, participating employees may defer up to 15% of their pretax salary but not more than statutory limits. Employee contributions vest immediately. The Company accrued and paid out a discretionary match on deferrals of $180,678 and $119,322 for the years ended December 31, 2008 and 2007, respectively. The Company did not match any deferrals for the year ended December 31, 2006.
10. Income Taxes
Net income (loss) before income taxes consists of the following components:

	Year ended December 31,
	2008	2007	2006

Domestic	$5,915,363	($822,162)	$1,737,233
Foreign	345,800	(85,092)	99,877

Total net income (loss) before income taxes	$6,261,163	($907,254)	$1,837,110

The provision for income taxes is as follows:

	Years ended December 31,
	2008	2007	2006

Current:
Federal	$2,426,985	$1,654,022	$40,733
State	535,165	258,708	—
Foreign	108,909	4,818	4,411

	3,071,059	1,917,548	45,144
Deferred:
Federal	(395,480)	(316,730)	—
State	(105,866)	(77,630)	—
Foreign	(51,334)	(15,101)	—

	($552,680)	($409,461)	$—

Total	$2,518,379	$1,508,087	$45,144

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards and refundable credits	328,903	—
Depreciation and amortization	130,796	41,037
Start up costs	241,654	267,620
Stock based compensation	195,745	57,188
Bad debt expense	257,181	221,999
Other reserves	330,920	121,862

Total deferred tax assets	1,485,199	709,706
Deferred tax liabilities:
Amortizable intangibles	(1,331,955)	—

Total deferred tax liabilities	(1,331,955)	—
Valuation allowance for deferred tax assets	(10,036)	—

Net deferred tax assets (liabilities)	$143,208	$709,706

A valuation allowance was recorded against the net deferred tax asset in 2006 as its realization was uncertain. During 2007, the Company determined that the remaining valuation allowance is no longer necessary due primarily to forecasted pre-tax income in future years, and therefore the Company recorded a deferred tax benefit to relieve the valuation allowance in 2007. The valuation allowance recorded in 2008 relates primarily to net operating losses generated in certain foreign jurisdictions. At December 31, 2008, the Company has foreign net operating loss carry forwards of approximately $740,000, most of which have unlimited lives. During 2006, the Company utilized its remaining available federal net operating losses to offset 2006 federal taxable income. During 2007, the Company utilized substantially all of its remaining state net operating loss carry forwards to offset 2007 state taxable income.
At December 31, 2008, the Company has not recorded United States or Foreign witholding tax on approximately $25,000 of undistributed earnings of foreign subsidiaries that would be subject to taxation if remitted to the United States. The Company currently plans to keep those amounts permanently invested overseas. Any incremented tax on repatriation will not be significant.

In December 2008 the Company completed the European Acquisitions and recorded a deferred tax liability of $1.3 million related to certain identifiable assets for which the amortization is deductible for book purposes but not for tax purposes.
A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,
	2008	2007	2006

Federal statutory income tax expense (benefit)	2,128,795	(317,540)	$624,617
State taxes, net of federal benefit	283,798	224,558	88,632
Impact of foreign taxes	(2,411)	36,847	21,066
(Decrease) increase in valuation allowance	10,036	(156,979)	(718,412)
Other permanent differences	98,161	1,721,201	29,241

Income tax expense	$2,518,379	$1,508,087	$45,144

The effective tax rate for 2007 was significantly higher than the federal statutory rate primarily as a result of the significant interest charge for the put warrants discussed in Note 8, for which the Company did not receive a tax deduction. The tax effected amount of the interest charge for the put warrants was included in other permanent differences in the rate reconciliation for the year ended December 31, 2007.
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
The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2008 or 2007.
The Company records accrued interest and penalties related to unrecognized tax benefits in the income tax provision. There have been no material changes to unrecognized tax benefits or accrued interest and penalties as of December 31, 2008. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and for several foreign jurisdictions. The Company may be subject to examination by the various taxing authorities generally for calendar years 2004 through 2008. Additionally, any net operating losses and other tax attribute carryovers that were generated in prior years and utilized in these years may also be subject to examination.
11. Stockholders’ equity
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
Subsequent to the date of the merger with Cross Shore, the Company also has a total of 1,357,179 common stock warrants (IPO Warrants) outstanding. The IPO Warrants are immediately exercisable at any time through April 2010 at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 (Note 2).
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

In December 2008, the Company issued a total of 4,198,885 shares of common stock in connection with the acquisitions of three European companies located in Spain, France and Germany (“the European Acquisitions”). The former shareholders of Therapharm, Infociencia and Imerem have entered into share escrow agreements whereby 50 percent of the shares shall be held in escrow, with such shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no claims outstanding against each corporation being acquired (as defined within the respective acquisition agreements). In addition, the shareholders of Therapharm, Infociencia and Imerem have agreed to 12 month lock-up agreements on all of the shares received in connection with the European Acquisitions.
12. Redeemable Convertible Preferred Stock
Prior to the Merger with Cross Shore
The Company authorized the issuance of up to 7,593,198 shares of Series A 8% Convertible Preferred Stock and 1,279,130 shares of Series B 8% Convertible Preferred Stock. The rights and preferences of the Series A and Series B Preferred Stock were as follows:
Dividends
The holders of shares of Preferred Stock were entitled to receive an annual cash dividend at a rate of 8% (or $0.0424 per share of Series A Preferred Stock and $0.1273 per share of Series B Preferred Stock). Such dividends were cumulative and were payable, whether or not declared by the Board of Directors, upon conversion, redemption, liquidation, or disposition of the preferred shares subject to full payment of the Senior Subordinated Note. The Company recorded Preferred Stock accretion for the preferred dividends in the amount of $320,819 in 2007 through the August 30, 2007 merger with Cross Shore, and $484,800 for 2006. Preferred dividends accreted through December 31, 2006.
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
Conversion
Each share of Preferred Stock was convertible at the election of the holder into such number of shares of Common Stock as determined by dividing $0.5301 for the Series A Preferred Stock and $1.5914 for the Series B Preferred Stock by the applicable conversion price in effect at the time of conversion. Upon conversion, the holders of Preferred Stock were entitled to receive, in cash, an amount equal to all unpaid dividends accreted through the date of conversion. The Series A conversion price was $0.5301 per share at December 31, 2006, and the Series B conversion price was $1.5914 at December 31, 2006.
The Company was required to reserve, out of its authorized but unissued Common Stock, the full number of shares of Common Stock deliverable upon the conversion of the outstanding shares of the Preferred Stock. As of December 31, 2006 the Company reserved 8,872,328 shares of Common Stock for issuance upon conversion of both the Series A and Series B Preferred Stock. The conversion price was subject to adjustment in the event that the Company issued additional stock at a price per share that is less than the Preferred Stock conversion price in effect immediately prior to the issuance of such stock. In such an event, the Preferred Stock conversion price would be reduced to an amount equal to such lower purchase price or $0.0071 if there is no consideration. The conversion price was also subject to adjustment for events of dilution including, but not limited to, stock dividends and stock splits. Shares of the Preferred Stock would automatically be converted into shares of Common Stock, at the then-effective conversion rate immediately prior to the closing of an underwritten public offering of Common Stock with gross proceeds of at least $20 million and an offering price equal to at least 300% of the Series A conversion price and 100% of the Series B conversion price then in effect.

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
13. Stock Option Plan
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the 2002 Plan) which permits the granting of incentive stock options, nonqualified stock options and restricted stock. The Company authorized the issuance of up to 2,108,456 shares of Common Stock to satisfy grants under the Plan. Stock options issued generally vested over a three-year period. The exercise period was determined by the Company’s Board of Directors, but could not exceed ten years from the date of grant. Each option entitled the holder to purchase one share of Common Stock at the indicated exercise price.
In connection with the merger with Cross Shore, the Company adopted the 2007 Stock Incentive Plan (2007 Incentive Plan) on August 30, 2007. The 2007 Incentive Plan permits awards of options and restricted stock. At December 31, 2008, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically adjusted to increase to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 and 2007 Incentive Plans:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price

Balance, December 31, 2005	795,417	1,015,025	$0.64
Authorized	905,221	—	$—
Granted	(1,188,396)	1,188,396	$0.85
Forfeited/cancelled	180,827	(180,827)	$0.63

Balance, December 31, 2006	693,069	2,022,594	$0.75
Authorized	4,076,608	—	$—
Granted	(775,107)	775,107	$4.98
Exercised	—	(52,773)	$0.58
Forfeited/cancelled	(14,963)	(14,963)	$0.91

Balance, December 31, 2007	3,979,607	2,729,965	$1.94

Authorized	—	—	$—
Granted	(217,304)	217,304	$3.86
Exercised	—	(11,639)	$0.77
Forfeited/cancelled	15,181	(15,181)	$1.04

Balance, December 31, 2008	3,777,484	2,920,449	$2.09

The weighted average grant date fair value of options granted was $1.96, $1.70 and $0.15 during the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $38,000 and $177,000 respectively. There were no option exercises during any other periods presented.
At December 31, 2008, 351,009 options were exercisable at $0.37 per share, 1,080,993 options were exercisable at $0.83 per share and 12,503 options were exercisable at $1.66 per share. The weighted average remaining contractual life of the outstanding options at December 31, 2008 was 7.2 years. The weighted average remaining contractual life of the fully vested options at December 31, 2008 was 6.4 years. The aggregate intrinsic value of options outstanding, and fully vested at December 31, 2008 are $2.4 million and $1.8 million, respectively.
14. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $1,987,000, $1,578,000 and $1,192,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company is the lessee of approximately $2,163,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $650,000, $180,000 and $34,000 is included in depreciation expense for the years ended December 31, 2008, 2007 and 2006 respectively.
Future minimum lease payments subsequent to December 31, 2008 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2009	$794,772	$2,380,447
2010	670,298	2,144,014
2011	261,342	1,996,903
2012	4,590	1,991,139
2013	—	1,990,908
Thereafter	—	5,403,216

Total minimum lease payments	1,731,002	$15,906,627
Less amount representing interest	176,344

Present value of net minimum lease payments	$1,554,658

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
15. Related Party Transactions
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
The Company is the lessee of office space for its German subsidiary. The lessor of the office space is a shareholder and an executive of the Company and former sole shareholder of the German corporation acquired in December 2008. The Company pays rent to the shareholder and executive in the amount of $14,500 on a month-to-month basis.
16. Subsequent Events
     On March 30, 2009, the Company entered into an agreement to acquire a privately held clinical research organization operating in China for total consideration of $1.0 million in cash and 530,973 shares of RPS common stock. The acquisition is expected to close in late May 2009.

17. Interim Consolidated Financial Information (unaudited)
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Service revenue	$38,047,853	$40,286,342	$39,113,267	$39,519,096
Reimbursement revenue	3,794,541	4,554,955	4,900,378	4,835,640

Total revenue	41,842,394	44,841,297	44,013,645	44,354,736

Direct costs	28,316,024	30,076,813	29,555,433	29,759,017
Reimbursable out-of-pocket costs	3,794,541	4,554,955	4,900,378	4,835,640
Selling, general and administrative expenses	7,120,510	7,759,741	7,845,537	8,563,778
Depreciation and amortization	365,295	418,969	449,187	516,801

Income from operations	$2,246,024	$2,030,819	$1,263,110	$679,500

Net income	$1,323,049	$1,153,084	$748,239	$518,412

Net income per share:
Basic	$0.04	$0.04	$0.02	$0.02
Diluted	$0.04	$0.03	$0.02	$0.02

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Service revenue	$26,042,221	$28,811,211	$30,931,219	$34,674,808
Reimbursement revenue	3,498,340	3,439,534	3,306,979	3,678,931

Total revenue	29,540,561	32,250,745	34,238,198	38,353,739

Direct costs	18,918,286	20,739,044	22,634,128	25,358,888
Reimbursable out-of-pocket costs	3,498,340	3,439,534	3,306,979	3,678,931
Selling, general and administrative expenses	5,516,859	6,133,971	6,668,230	8,467,688
Depreciation and amortization	179,917	227,760	309,778	426,279

Income from operations	$1,427,159	$1,710,436	$1,319,083	$421,953

Net income (loss)	$3,229,940	($1,382,347)	($22,462)	($4,240,472)

Net income (loss) per share:
Basic	$0.57	($0.27)	($0.01)	($0.13)
Diluted	$0.19	($0.27)	($0.01)	($0.13)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None

Item 9A. Controls and Procedures
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission and based upon the SEC’s Guidance to Management.
     In December 2008, the Company completed the acquisitions of three European companies Infociencia S.L, Therapharm Recherches Th.R., and IMEREM Institute for Medical Research Management and Biometrics — Institute für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“the European Acquisitions”), which are located in Spain, France and Germany, respectively. Due to the close proximity of the completion date of the acquisition to the date of management’s assessment, management has not evaluated the effectiveness of internal control over financial reporting the European Acquisitions. The European Acquisitions represent approximately $39.9 million and $20.8 million of consolidated total assets and consolidated net assets, respectively, inclusive of $18.8 million of goodwill and intangible assets acquired, as of December 31, 2008. Accordingly, management’s assessment as of December 31, 2008 does not include the internal control over financial reporting of the European Acquisitions.
     Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedule
     (1) We have filed the following documents as part of this Form 10-K:

ReSearch Pharmaceutical Services, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	30

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	31

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2008, 2007 and 2006	32

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	34

Notes to Consolidated Financial Statements	35
     (2) Schedules to financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (3) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.2	First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.3	Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.4	Agreement for the Sale and Purchase of the Share Capital in IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH dated December 22, 2008****

2.5	Agreement for the Sale and Purchase of the Share Capital in Infociencia, S.L.****

2.6	Agreement for the Sale and Purchase of the Share Capital in Therapharm Recherches Th.R. dated December 23, 2008*****

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

4.3	Registration Rights Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Stephen Stonefield, Jon Burgman, CSA I, LLC, CSA II, LLC, CSA III, LLC, and Sunrise Securities Corp. **

Exhibit No.	Description
4.4	Share Escrow Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Dennis Smith, Edward Yang, Jon Burgman, Stephen Stonefield, CSA I, LLC, CSA II, LLC, CSA III, LLC, Sunrise Securities Corp., and Collins Stewart Limited. **

4.5	Specimen Certificate of Common Stock**

4.6	Specimen Warrant Certificate**

4.7	ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan**

4.8	Warrant Deed dated April 24, 2006 between Cross Shore Acquisition Corporation and Capita IRG (Offshore) Limited**

4.9	Unit Purchase Option for the Purchase of 933,333 Units of Cross Shore Acquisition Corporation dated April 24, 2006**

10.1	Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006***

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006***

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007***

10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman***

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan***

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo***

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith***

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang***

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc.*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference.

*****	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

RESEARCH PHARMACEUTICAL SERVICES, INC.
March 31, 2009	By:	/s/ Daniel M. Perlman
Daniel M. Perlman
Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2009.

Signatures	Title(s)

/s/ Daniel M. Perlman Daniel M. Perlman	Chief Executive Officer and Chairman of the Board of Directors

/s/ Harris Koffer Harris Koffer	President, Chief Operating Officer and Director

/s/ Steven Bell Steven Bell	Chief Financial Officer, Secretary

/s/ Daniel Raynor Daniel Raynor	Director

/s/ James Macdonald James Macdonald	Director

/s/ Stephen Stonefield Stephen Stonefield	Director

Peter Yu	Director

/s/ Thomas Armstrong Thomas Armstrong	Director

/s/ Jack Dean Jack Dean	Director

/s/ Warren Myers Warren Myers	Director

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.2	First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.3	Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee***

2.4	Agreement for the Sale and Purchase of the Share Capital in IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH dated December 22, 2008****

2.5	Agreement for the Sale and Purchase of the Share Capital in Infociencia, S.L.****

2.6	Agreement for the Sale and Purchase of the Share Capital in Therapharm Recherches Th.R. dated December 23, 2008*****

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

4.3	Registration Rights Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Stephen Stonefield, Jon Burgman, CSA I, LLC, CSA II, LLC, CSA III, LLC, and Sunrise Securities Corp. **

4.4	Share Escrow Agreement dated as of April 24, 2006 by and among Cross Shore Acquisition Corporation, Dennis Smith, Edward Yang, Jon Burgman, Stephen Stonefield, CSA I, LLC, CSA II, LLC, CSA III, LLC, Sunrise Securities Corp., and Collins Stewart Limited. **

4.5	Specimen Certificate of Common Stock**

4.6	Specimen Warrant Certificate**

4.7	ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan**

4.8	Warrant Deed dated April 24, 2006 between Cross Shore Acquisition Corporation and Capita IRG (Offshore) Limited**

4.9	Unit Purchase Option for the Purchase of 933,333 Units of Cross Shore Acquisition Corporation dated April 24, 2006**

10.1	Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006***

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006***

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007***

10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman***

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

Exhibit No.	Description
10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan***

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo***

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith***

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang***

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC***

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc.*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference.

*****	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.