Form 10-Q
period 2009-03-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2009-05-15
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at May 15, 2009

Common Stock, par value $0.0001 per share	36,746,835

Page
Part I. FINANCIAL INFORMATION	3

Item 1. FINANCIAL STATEMENTS:	3

CONDENSED CONSOLIDATED BALANCE SHEETS — MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) — THREE MONTHS ENDED MARCH 31, 2009 AND 2008	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — THREE MONTHS ENDED MARCH 31, 2009 AND 2008	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4T. CONTROLS AND PROCEDURES	25

Part II. OTHER INFORMATION	25

Item 1A. RISK FACTORS	26

Item 6. EXHIBITS	26

SIGNATURES	27

Ex-31.1 CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
Ex-31.2 CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
Ex-32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
Ex-32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,213,958	$6,565,003
Restricted cash	6,462,252	7,247,532
Accounts receivable, less allowance for doubtful accounts of $701,000 at March 31, 2009 and $654,000 at December 31, 2008, respectively	50,064,834	43,225,016
Current deferred tax asset	957,373	970,797
Prepaid expenses and other current assets	2,321,977	2,377,838

Total current assets	$62,020,394	$60,386,186

Property and equipment, net	5,974,569	5,993,386
Other assets	1,114,076	1,179,018
Intangible assets subject to amortization, net	3,267,356	3,880,000
Goodwill	13,830,881	15,145,585
Deferred tax asset	504,366	504,366

Total assets	$86,711,642	$87,088,542

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,714,889	$3,496,309
Accrued expenses	11,036,056	12,069,957
Customer deposits	6,462,252	7,247,532
Deferred revenue	3,466,257	4,781,935
Line of credit	12,850,415	7,500,000
Current portion of capital lease obligations	556,311	682,695

Total current liabilities	$37,086,180	$35,778,428

Customer deposit	4,500,000	4,500,000
Deferred tax liability	1,093,501	1,331,955
Other liabilities	2,178,734	2,323,794
Capital lease obligations, less current portion	811,765	871,963

Total liabilities	$45,670,180	$44,806,140

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000 at March 31, 2009 and December 31, 2008, issued and outstanding shares — 36,746,835 and 36,746,291 at March 31, 2009 and December 31, 2008, respectively.	3,675	3,675
Additional paid-in capital	44,238,115	44,083,184
Accumulated other comprehensive (loss) income	(1,743,288)	155,535
Accumulated deficit	(1,457,040)	(1,959,992)

Total stockholders’ equity	$41,041,462	$42,282,402

Total liabilities and stockholders’ equity	$86,711,642	$87,088,542

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Service revenue	$45,258,874	$38,047,853
Reimbursement revenue	5,034,975	3,794,541

Total revenue	50,293,849	41,842,394

Direct costs	33,219,359	28,316,024
Reimbursable out-of-pocket costs	5,034,975	3,794,541
Selling, general, and administrative expenses	10,045,270	7,120,510
Depreciation and amortization	796,422	365,295

Income from operations	1,197,823	2,246,024

Interest expense	147,791	50,526
Interest income	73,934	90,846

Net income before provision for income taxes	1,123,966	2,286,344
Provision for income taxes	621,014	963,295

Net income	$502,952	$1,323,049

Net income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average number of common shares outstanding:
Basic	36,746,460	32,429,807
Diluted	37,892,322	34,019,774
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ending
	March 31,
	2009	2008
	(unaudited)
Net income	$502,952	$1,323,049
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	796,422	365,295
Stock-based compensation	154,730	130,215
Deferred tax benefit	(128,769)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,220,626)	(5,527,716)
Prepaid expenses and other assets	34,292	(5,726)
Accounts payable	(623,543)	(441,144)
Accrued expenses and other liabilities	(125,392)	(478,516)
Customer deposits	(380,471)	454,507
Deferred revenue	(1,199,044)	356,967

Net cash used in operating activities	(8,189,449)	(3,823,069)

Investing activities
Change in restricted cash	380,471	(454,507)
Business combinations, net of cash acquired	(651,923)	—
Purchase of property and equipment	(540,617)	(292,429)

Net cash used in investing activities	(812,069)	(746,936)

Financing activities
Net borrowings on line of credit	5,350,415	—
Principal payments on capital lease obligations	(186,582)	(254,743)
Proceeds from exercise of options	201	—
Merger consideration, net of fees paid	—	(17,880)

Net cash provided by (used in) financing activities	5,164,034	(272,623)
Effect of exchange rates on cash and cash equivalents	(513,561)	(44,847)

Net change in cash and cash equivalents	(4,351,045)	(4,887,475)
Cash and cash equivalents, beginning of period	6,565,003	11,060,255

Cash and cash equivalents, end of period	$2,213,958	$6,172,780

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$147,791	$239,582

Income taxes	$625,000	$500,000

Supplemental disclosures of noncash financing activities

Acquisition of fixed assets under capital leases	$—	$800,261

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March, 31 2009 (unaudited)
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
On August 30, 2007, our predecessor company (“Former RPS”) merged with and into a wholly-owned subsidiary of Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company incorporated in Delaware in 2006 as a vehicle to acquire one or more operating companies in the United States. Prior to the merger, Cross Shore completed an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange to raise proceeds to fund such an acquisition. As a result of the merger, Cross Shore changed its name to RPS, and RPS is now a holding company for, and conducts substantially all of its operations through its wholly-owned subsidiary, ReSearch Pharmaceutical Services, LLC.
The Company has wholly owned subsidiaries in the United States, Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru, Uruguay, France, Germany, Spain, Bermuda and Netherlands.
On March 30, 2009 the Company entered into an agreement to acquire a privately held clinical research organization operating in China. The acquisition is expected to close in late May 2009.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 17% and 11% of service revenues during the three months ended March 31, 2009 and the two largest customers represented approximately 21% and 12% of service revenues during the three months ended March 31, 2008.

The two largest customers represented approximately 18% and 10% of the accounts receivable balance at March 31, 2009, and approximately 14% and 13% of the accounts receivable balance at December 31, 2008. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is generally recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three months ended March 31, 2009 or 2008. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $5,034,975 and $3,794,541 for the three months ended March 31, 2009 and 2008, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $1,255,000 and $942,000 for the three months ended March 31, 2009 and 2008, respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. On January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements.
The effective tax rate for the three months ended March 31, 2009 is higher than the federal statutory rate, as the Company is not recording a tax benefit for net operating losses generated in Germany, Spain and France as it is more likely than not that the Company will not realize the tax benefit of these net operating losses.
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
Stock-Based Compensation
The Company accounts for share-based payments in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123(R)).
The per-share weighted average fair value of the options granted during the three months ended March 31, 2009 and 2008, respectively, were estimated at $0.85 and $1.97, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended March 31,
	2009	2008

Expected dividend yield	0.00%	0.00%
Expected volatility	50%	52%
Risk-free interest rate	1.67%	2.64%
Expected life	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has and will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 related to share based service awards was $154,730 and $130,215, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of March 31, 2009 was $0.9 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.7 years.
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

The Company’s foreign operations accounted for approximately 14% and 4% of service revenues during the three months ended March 31, 2009 and 2008, respectively. In addition, approximately 44% of the Company’s consolidated assets are located in foreign locations at March 31, 2009 and approximately 47% at December 31, 2008.
Recent Accounting Pronouncements
The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of March 31, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.
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
     In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 did not have a material impact on our results of operations or financial condition.
Net Income per Common Shares
The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net income per share is computed by dividing net income per common shares by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share is computed by dividing net income per common share by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of stock options or common stock warrants.
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended March 31,
	2009	2008

Net income	$502,952	$1,323,049
Weighted average common shares outstanding — basic	36,746,460	32,429,807
Dilutive effect of stock options and warrants	1,145,862	1,589,967

Weighted average common shares outstanding — diluted	37,892,322	34,019,774

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 989,843 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2009 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.

Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2009	2008

Net income as reported	$502,952	$1,323,049
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,898,823)	(44,921)

Comprehensive income (loss)	$(1,395,871)	$1,278,128

3. 2008 Acquisitions
In December 2008, the Company completed the acquisitions of three European companies located in Spain, France and Germany (collectively, the “European Acquisitions”). The European Acquisitions, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“Imerem”)
On December 22, 2008, RPS acquired the outstanding shares of Imerem for a consideration of €2.3 million ($3.2 million) in cash and issuance of 1,296,165 shares of common stock (the “Imerem Shares”) issued to Imerem’s sole shareholder. The Imerem Shares were valued at $1.68 per share, which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of approximately $6.4 million. The sole shareholder of Imerem entered into a share escrow agreement whereby 50 percent of the Imerem Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Imerem has agreed to a 12 month lock-up on all of the Imerem Shares. Imerem, founded in 1990, is located in Nürnberg, Germany. Imerem operates throughout Eastern and Western Europe and Scandinavia, providing clinical research services to the pharmaceutical industry and academic institutions.
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

$6,425,432

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation will be completed in 2009.
Infociencia, S.L. and Infociencia Clinical Research S.L. (“Infociencia”)
On December 22, 2008, RPS acquired the outstanding shares of Infociencia for consideration of €2.5 million ($3.6 million) in cash and issuance of 1,404,856 shares of common stock (the “Infociencia Shares”) to Infociencia’s shareholders. The Infociencia Shares were valued at $1.68 which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of approximately $7.0 million. The Shareholders of Infociencia entered into share escrow agreements whereby 50 percent of the Infociencia Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholders of Infociencia have agreed to a 12 month lock-up on all of the Infociencia Shares. Infociencia, founded in 1998, has offices in Barcelona and Madrid, Spain and operates throughout Western Europe providing clinical research services to the pharmaceutical industry, academic and government institutions.
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

$6,964,243

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the software and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name, and non-compete agreements. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation will be completed in 2009.
Therapharm Recherches Th.R. (“Therapharm”)
On December 23, 2008, RPS acquired the outstanding shares of Therapharm for consideration of €2.6 million ($3.8 million) in cash and issuance of 1,497,864 shares of common stock (the “Therapharm Shares,” and along with the Imerem Shares and the Infociencia Shares, the “Shares”) to Therapharm’s shareholder. The Therapharm Shares were valued at $1.68 which, along with transaction costs of approximately $1.1 million that were paid by the Company, resulted in total acquisition consideration of approximately $7.4 million. The shareholder of Therapharm entered into a share escrow agreement whereby 50 percent of the Therapharm Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Therapharm has agreed to a 12 month lock-up on all of the Therapharm Shares.
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

$7,425,307

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand names, and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation will be completed in 2009.
The unaudited pro forma information below presents combined results of operations as if the European Acquisitions had occurred as of January 1, 2008 instead of in December 2008. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Three months ended
March 31, 2008
(unaudited)
Service revenue	$43,988,755
Reimbursement revenue	$5,737,255

Total revenue	$49,726,010

Net income	$2,090,650

Net income per common share:
Basic	$0.06
Diluted	$0.05

Weighted average number of common shares outstanding:
Basic	36,628,692
Diluted	38,218,659

The Shares issued in connection with the consummation of the European Acquisitions were valued utilizing an independent third party valuation, which resulted in a fair value of $1.68 per share. This value is also consistent with the trading price of the Company’s common stock on AIM at the time of the European Acquisitions, discounted to reflect the escrow and lock up arrangements underlying certain of the Shares issued as discussed above.
4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2009:

Balance as of December 31, 2008	$15,145,585
Goodwill as a result of acquisitions	—
Purchase accounting adjustments	33,000
Currency exchange	(1,347,704)

Balance as of March 31, 2009	$13,830,881

The following tables summarize intangible assets and their amortization as of the dates indicated:

		March 31, 2009
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net

Customer contracts and lists	$3,167,212	$(1,988,128)	$1,179,084
Brand name	1,292,932	(176,250)	1,116,682
Non-compete agreements	1,367,840	(396,250)	971,590

Total	$5,827,984	$(2,560,628)	3,267,356

		December 31, 2008
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net

Customer contracts and lists	$3,280,128	$(1,920,128)	$1,360,000
Brand name	1,410,000	—	1,410,000
Non-compete agreements	1,460,000	(350,000)	1,110,000

Total	$6,150,128	$(2,270,128)	$3,880,000

The estimated amortization expense for each of the five years ending December 31, 2013 is as follows:

Nine Months Ending
December 31, 2009	2010	2011	2012	2013	Thereafter

$871,500	$1,162,000	$457,000	$457,000	$457,000	$185,000

5. Property and Equipment
Property and equipment consist of the following:

		March 31,	December 31,
	Useful life	2009	2008

Computers, software and other equipment	2 to 3 years	$5,761,311	$5,301,507
Automobiles	1 to 3 years	2,060,509	2,163,123
Leasehold improvements	7 years	309,430	314,882
Furniture and fixtures	5 years	2,051,043	2,000,211

		10,182,293	9,779,723
Less accumulated depreciation		(4,207,724)	(3,786,337)

		$5,974,569	$5,993,386

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10).
6. Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008

Accrued compensation	$3,633,126	$4,280,576
Accrued professional fees	1,698,922	1,755,192
Volume rebate accrual	614,621	1,049,534
Accrued taxes	204,297	1,583,950
Accrued transaction costs	921,829	1,573,752
Other	3,963,261	1,826,953

	$11,036,056	$12,069,957

7. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. The Credit Agreement provides for $15,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Credit Agreement require interest at the Federal Funds open rate, plus 1% (4.25% at March 31, 2009). The Credit Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At March 31, 2009 and December 31, 2008, there were $12.9 million and $7.5 million, respectively, in outstanding borrowings under this line of credit.
8. Stockholders’ equity
The Company is authorized to issue up to 1,000,000 shares of Preferred Stock and 150,000,000 shares of Common Stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans (Note 9).
A total of 1,500,000 shares held by RPS stockholders prior to the merger were placed in escrow pursuant to the merger agreement with Cross Shore in August 2007. 60% of the escrow shares (900,000 shares) were released on August 30, 2008 and the remainder will be released on August 30, 2009 assuming there are no claims made against the escrow fund.

The Company’s stockholders are granted certain rights to register their shares under the securities laws of the United States pursuant to two separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those holding shares in RPS prior to the merger with Cross Shore. The Investor Rights Agreement (as defined below) pertains to those acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company is required to file a shelf registration statement on Form S-3 within 90 days after becoming eligible to do so. In addition, the holders of the Company’s stock and warrants are entitled to no more than three demand registrations (covering in each case a minimum of 15% of the shares then outstanding) and piggyback registration rights. If the Company files a shelf registration for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws.
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares and warrants on any registration statement filed by the Company pursuant to the Securities Act in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares and warrants that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares, warrants, and other stock to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Exchange Act that are required to be made pursuant to our contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares and warrants to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s registrable securities for up to two months, or for up to four months under the Investor Rights Agreement.
The Company also has a total of 1,357,179 common stock warrants (the “IPO Warrants”) outstanding. The IPO Warrants are immediately exercisable at any time through April 2010 at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006.
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

In addition, a total of 186,667 options remain outstanding from the date of the Cross Shore initial public offering in April 2006. These options (“Underwriter Purchase Options”) were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitle the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. Should the options be exercised, the warrants received will be fully vested with exercise prices of $5.00 per share at any time through April 2010. Such warrants are subject to the same provisions as the IPO Warrants discussed above.
In January 2008, the Company issued 336,000 shares of common stock to certain investors pursuant to the provisions of certain Underwriter Purchase Options that were tendered by such investors in connection with the merger with Cross Shore.
In December 2008, the Company issued a total of 4,198,885 Shares in connection with the European Acquisitions. The shareholders of Therapharm, Infociencia and Imerem have entered into a share escrow agreement whereby 50 percent of the Shares are held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding against each of the acquired corporations (as defined within the respective acquisition agreements). In addition, the shareholders of Therapharm, Infociencia and Imerem have agreed to a 12 month lock-up on all of the Shares.
9. Stock Option Plan
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
The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At March 31, 2009, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price

Balance, December 31, 2008	3,777,484	2,920,449	$2.09

Authorized	—	—	—
Granted	(3,784)	3,784	$1.75
Exercised	—	(544)	$0.37
Forfeited/cancelled	3,481	(3,481)	$2.71

Balance, March 31, 2009	3,777,181	2,920,208	$2.09

The weighted average grant date fair value of options granted was $0.85 during the three months ended March 31, 2009.
At March 31, 2009, 349,377 options were exercisable at $0.37 per share, 1,471,183 options were exercisable at $0.83 per share, 14,066 options were exercisable at $1.66 per share, 19,587 options were exercisable at $3.85 per share and 375,000 options were exercisable at $5.05 per share. The weighted average remaining contractual life of the outstanding options at March 31, 2009 was 6.9 years. The weighted average remaining contractual life of the fully vested options at March 31, 2009 was 6.5 years. The aggregate intrinsic value of options outstanding, and fully vested at March 31, 2009 are $1.9 million and $1.8 million, respectively.
10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $731,000 and $487,000 during the three months ended March 31, 2009 and 2008, respectively. The Company is the lessee of approximately $2,061,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $153,000 and $145,000 and is included in depreciation expense for the three months ended March 31, 2009 and March 31, 2008, respectively.
Future minimum lease payments subsequent to March 31, 2009 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2009	$544,449	$1,748,401
2010	707,971	2,098,621
2011	251,726	1,961,133
2012	4,590	1,957,122
2013	—	1,958,628
Thereafter	—	5,336,872

Total minimum lease payments	1,508,736	$15,060,777
Less amount representing interest	140,660

Present value of net minimum lease payments	$1,368,076

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
     The bio—pharmaceutical industry continues to increase its spending on clinical drug development as it looks to rapidly introduce new, innovative drugs. Further economic pressures including the rising costs of developing a new drug as a result of the increasing complexity, size and duration of trials and recruiting patients have made it more difficult for bio—pharmaceutical companies to generate significant revenues to exceed the development costs of their drugs.
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
     Towards the end of 2005, and continuing into 2006, the Company experienced a significant shift in the demand for its integrated outsourcing solutions. Accordingly, operating results for 2006, 2007 and 2008 have shown increases in revenues and performance metrics.
     In December 2008, the Company completed the European Acquisitions, as discussed in Note 3 to the financial statements included in this report. The Company believes that the newly acquired European subsidiaries, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, RPS believes the European subsidiaries will provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
On March 30, 2009 the Company entered into an agreement to acquire a privately held clinical research organization operating in China. The acquisition is expected to close in late May 2009.
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
     The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed price contract revenue is generally recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to customers in excess of revenues recognized.
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
     The per—share weighted average fair value of the options granted during the three months ended March 31, 2009 and 2008, respectively, were estimated at $0.85 and $1.97 on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended March 31,
	2009	2008

Expected dividend yield	0.00%	0.00%
Expected volatility	50%	52%
Risk-free interest rate	1.67%	2.64%
Expected life	6 years	6 years

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
     As of March 31, 2009, the aggregate amount of stock—based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.3 million, net of estimated forfeitures. This amount will be recognized on a straight—line basis over the vesting period of the related options. Under the true—up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
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
Results of Operations
     Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008:
     Revenues. Service revenues increased 19.0% to $45.3 million for the three months ended March 31, 2009 from $38.0 million for the three months ended March 31, 2008 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs in addition to the revenue generated by the recently acquired companies in Europe. CMSP revenue for the three months ended March 31, 2009 grew 20.3% over the comparable prior period in 2008, and accounted for 62.1% of our total service revenue for the three months ended March 31, 2009.
     Reimbursement revenues and offsetting reimbursable out—of—pocket costs fluctuate from period to period due primarily to the level of pass—through expenses in a particular period. Reimbursement revenues and reimbursable out—of—pocket costs increased 32.7% to $5.0 million during the three months ended March 31, 2009 from $3.8 million during the three months ended March 31, 2008. The increase is due primarily to an increase in the number of staff incurred expenses on client programs and increase related to the European Acquisitions.

     Direct Costs. Direct costs increased 17.3% to $33.2 million or 73.4% of service revenues for the three months ended March 31, 2009 as compared to $28.3 million or 74.4% of service revenues for the three months ended March 31, 2008. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
     Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 41.5% to $10.1 million for the three months ended March 31, 2009 from $7.1 million for the three months ended March 31, 2008 to support the increase in revenues. The primary reason for the increase in SG&A costs was the additional overhead costs of the companies acquired in Europe which resulted in increases in employee—related costs such as salaries, health benefits and payroll taxes to $6.0 million for the three months ended March 31, 2009 as compared to $4.3 million for the three months ended March 31, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $1.2 million for the three months ended March 31, 2009 as compared to $0.8 million for the three months ended March 31, 2008.
     Depreciation and amortization expense. Depreciation and amortization expense increased 110.3% to $0.8 million for the three months ended March 31, 2009 as compared to $0.4 million for the three months ended March 31, 2008 due primarily to an increase in the depreciable asset base and amortization of intangible assets related to the European Acquisitions.
     Income from operations. Income from operations decreased to $1.2 million for the three months ended March 31, 2009 as compared to income from operations of $2.2 million for the three months ended March 31, 2008. The decrease is attributable primarily to an increase in our SG&A costs as described above as a result of our integration efforts in connection with the European Acquisitions.
     Interest income and expense. Interest income decreased to $74,000 during the three months ended March 31, 2009 from $91,000 during the three months ended March 31, 2008 due to a decrease in the level of investable cash on hand subsequent to the European Acquisitions. Interest expense increased to $148,000 for the three months ended March 31, 2009 from $51,000 million during the three months ended March 31, 2008. The increase is due to the interest expense calculated on the outstanding balance on our line of credit.
     Provision for income taxes. The provision for income taxes for the three months ended March 31, 2009 decreased to $0.6 million as compared to a provision of $1.0 million for the three months ended March 31, 2008. The decrease in the provision for income taxes is attributed to the decrease in taxable income as described above. Although the provision for income taxes decreased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the effective tax rate increased because we are not recording a tax benefit for net operating losses generated in Germany, Spain and France as it is more likely than not that we will not realize the tax benefit of these net operating losses.
     Net income (loss). As a result of the factors discussed above, net income for the three months ended March 31, 2009 decreased to $0.5 million or $0.01 per share, basic and diluted, from net income for the three months ended March 31, 2008 of $1.3 million or $0.04 per share, basic and diluted.
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
     The Company maintains a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At March 31, 2009, there were $12.9 million in outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 1% (4.25% at March 31, 2009). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At March 31, 2009, the Company was in compliance with these covenants. The Company is currently evaluating opportunities to increase the borrowing capacity as well as extending the terms of this facility. The facility is secured by all of the assets of the Company. At March 31, 2009, the Company had available cash and cash equivalent balances of $2.2 million and working capital of $24.9 million, which the Company believes will provide sufficient liquidity for the next twelve months.
     During the three months ended March 31, 2009, the Company’s operating activities used cash of $8.2 million, an increase of $4.3 million from the corresponding amount for the three months ended March 31, 2008. The cash used in operating activities during the three month period ended March 31, 2009 can be attributed to an increase in both the amount of revenue to be collected, and the time it takes to collect that revenue, as reflected in the accounts receivable. Accounts receivable, net of an allowance for doubtful accounts increased $7.2 million, or 15.8% to $50.1 million at March 31, 2009, from $43.2 million at December 31, 2008. In addition, during the three months ended March 31, 2009, the Company used cash in other operating assets and liabilities of $2.3 million consisting primarily of $0.6 million in accounts payable, $0.4 million in customer deposits, $1.2 million in deferred revenue and $0.1 million in accrued expenses and other liabilities, as well as non cash charges of $0.1 million of deferred taxes. These uses of cash were offset by net income for the three months ended March 31, 2009 of $0.5 million along with non cash charges of $0.2 million related to stock based compensation and $0.8 million related to depreciation and amortization.
     Cash used in investing activities for the three months ended March 31, 2009 totaled $0.8 million, consisting primarily of $0.7 million paid during the quarter relating to the European Acquisitions and $0.5 million for the purchase of property and equipment, which was offset by the increase in restricted cash of $0.4 million.
     Cash provided by financing activities for the three months ended March 31, 2009 totaled $5.2 million, consisting primarily of $5.4 million in net borrowings on the Company’s line of credit which was offset by $0.2 million in principal payments on capital lease obligations.
Contractual Obligations
     Set forth below is information concerning our known contractual obligations as of March 31, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
Contractual Obligations
Capital leases	$1,508,736	$544,449	$959,697	$4,590	—

Operating leases	$15,060,777	1,748,401	4,059,754	3,915,750	5,336,872

Total	$16,569,513	$2,292,850	$5,019,451	$3,920,340	$5,336,872

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
     In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 did not have a material impact on our results of operations or financial condition.
     The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of March 31, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign currency risks. Since RPS operates in countries other than the United States, it is exposed to various foreign currency risks. The majority of client services are contracted in U.S. dollars. However, at times, a portion of the work performed under these contracts is performed by one of our subsidiaries under which costs are incurred in the local denomination of that subsidiary. In these instances, where expenses are incurred in a denomination that is other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currency would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of changes redeemable convertible preferred stock and stockholder’ equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our results of operations. A 10% or greater change in foreign currency exchange rates would have a material impact on our statements of financial position. As of March 31, 2009 accumulated comprehensive loss was approximately $1.7 million.
     For the three months ended March 31, 2009, approximately 14% of our net revenues were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our planned international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Item 4T. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which to our knowledge have not materially changed other than as set forth below.
Bio-pharmaceutical industry consolidation may adversely affect our business.
     A number of large bio-pharmaceutical companies have recently announced mergers or other acquisitions that will consolidate the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. Our clients, Wyeth and Schering-Plough, which represented 17% and 11% of our service revenues during the quarter ended March 31, 2009, respectively, have agreed to be acquired by other large bio-pharmaceutical companies in acquisitions that are expected to close in 2009. As a result of such consolidation, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions, but such acquisitions and any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.
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
     In addition, for the three months ended March 31, 2009, our top five clients represented approximately 49% of service revenues and our twenty top clients comprised approximately 83% of service revenues. For the three months ended March 31, 2009, our largest customer was responsible for 17% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of March 31, 2009 was $170.9 million, of which approximately $115.8 million is not expected to be realized in 2009.
Item 6. Exhibits.
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	ReSearch Pharmaceutical Services, Inc.

	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance and Chief
Financial Officer

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.