Form 10-Q
period 2009-06-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2009-08-14
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
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
(215) 540-0700
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at August 14, 2009
Common Stock, par value $0.0001 per share	37,277,808

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,154,989	$6,565,003
Restricted cash	5,579,733	7,247,532
Accounts receivable, less allowance for doubtful accounts of $807,000 at June 30, 2009 and $654,000 at December 31, 2008, respectively	50,823,742	43,225,016
Current deferred tax asset	970,052	970,797
Prepaid expenses and other current assets	4,095,726	2,377,838

Total current assets	$62,624,242	$60,386,186

Property and equipment, net	6,028,438	5,993,386
Other assets	1,149,600	1,179,018
Intangible assets subject to amortization, net	3,157,645	3,880,000
Goodwill	15,355,813	15,145,585
Deferred tax asset	504,366	504,366

Total assets	$88,820,104	$87,088,542

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,991,672	$3,496,309
Accrued expenses	11,636,832	12,069,957
Customer deposits	5,579,733	7,247,532
Deferred revenue	5,222,676	4,781,935
Line of credit	12,373,471	7,500,000
Current portion of capital lease obligations	490,569	682,695

Total current liabilities	$37,294,953	$35,778,428

Customer deposits	4,500,000	4,500,000
Deferred tax liability	1,069,626	1,331,955
Other liabilities	2,045,251	2,323,794
Capital lease obligations, less current portion	714,442	871,963

Total liabilities	$45,624,272	$44,806,140

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000 issued and outstanding shares — 36,746,835 and 36,746,291 at June 30, 2009 and December 31, 2008, respectively	3,675	3,675
Additional paid-in capital	44,392,060	44,083,184
Accumulated other comprehensive (loss) income	(228,640)	155,535
Accumulated deficit	(971,263)	(1,959,992)

Total stockholders’ equity	$43,195,832	$42,282,402

Total liabilities and stockholders’ equity	$88,820,104	$87,088,542

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Service revenue	$48,446,362	$40,286,342	$93,705,236	$78,334,195
Reimbursement revenue	5,905,352	4,554,955	10,940,328	8,349,497

Total revenue	54,351,714	44,841,297	104,645,564	86,683,692

Direct costs	34,940,337	30,076,813	68,159,696	58,392,836
Reimbursable out-of-pocket costs	5,905,352	4,554,955	10,940,328	8,349,497
Selling, general, and administrative expenses	11,045,742	7,759,741	21,091,012	14,880,251
Depreciation and amortization	874,207	418,969	1,670,629	784,265

Income from operations	1,586,076	2,030,819	2,783,899	4,276,843

Interest expense	323,076	89,405	470,868	139,931
Interest income	93,894	71,155	167,829	162,001

Net income before provision for income taxes	1,356,894	2,012,569	2,480,860	4,298,913
Provision for income taxes	871,117	859,485	1,492,131	1,822,780

Net income	$485,777	$1,153,084	$988,729	$2,476,133

Net income per common share:
Basic	$0.01	$0.04	$0.03	$0.08
Diluted	$0.01	$0.03	$0.03	$0.07

Weighted average number of common shares outstanding:
Basic	36,746,835	32,545,476	36,746,648	32,487,641
Diluted	37,624,649	34,133,310	37,707,889	34,089,090
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ending June 30,
	2009	2008
	(unaudited)
Net income	$988,729	$2,476,133
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,670,629	784,265
Stock-based compensation	308,675	267,253
Deferred tax benefit	(229,418)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,620,488)	1,190,235
Prepaid expenses and other assets	(1,717,888)	(752,273)
Accounts payable	(1,496,494)	(770,329)
Accrued expenses and other liabilities	504,627	(1,087,909)
Customer deposits	(1,645,565)	237,827
Deferred revenue	446,898	(1,110,636)

Net cash used in operating activities	(8,790,295)	1,234,566

Investing activities
Change in restricted cash	1,645,565	(237,827)
Business combinations, net of cash acquired	(1,573,752)	—
Purchase of property and equipment	(1,254,484)	(765,987)

Net cash used in investing activities	(1,182,671)	(1,003,814)

Financing activities
Net borrowings on line of credit	4,873,471	—
Principal payments on capital lease obligations	(349,647)	(542,331)
Proceeds from exercise of options	201	8,951
Merger consideration, net of fees paid	—	(17,880)

Net cash provided by (used in) financing activities	4,524,025	(551,260)
Effect of exchange rates on cash and cash equivalents	38,927	(23,895)

Net change in cash and cash equivalents	(5,410,014)	(344,403)
Cash and cash equivalents, beginning of period	6,565,003	11,060,255

Cash and cash equivalents, end of period	$1,154,989	$10,715,852

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$470,868	$162,001

Income taxes	$4,033,194	$1,792,780

Supplemental disclosures of noncash financing activities
Acquisition of fixed assets under capital leases	$—	$1,022,759

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (unaudited)
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
On August 30, 2007, our predecessor company (“Former RPS”) merged with and into a wholly-owned subsidiary of Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company incorporate in Delaware in 2006 as a vehicle to acquire one or more operating companies in the United States. Prior to the merger, Cross Shore completed an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange to raise proceeds to fund such an acquisition. As a result of the merger, Cross Shore changed its name to RPS, and RPS is now a holding company for, and conducts substantially all of its operations through its wholly-owned subsidiary, ReSearch Pharmaceutical Services, LLC.
The Company has wholly owned subsidiaries in over 40 countries around the world with its core operations located in North America, Latin America, Europe and Asia.
On July 7, 2009 the Company completed its acquisition of Paramax International, Inc. (“Paramax”) a privately held clinical research organization operating in China. The aggregate purchase price consisted of $1,000,000 in cash and 530,973 shares of common stock.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.
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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 17% and 11% of service revenues during the six months ended June 30, 2009 and the three largest customers represented approximately 20%, 12% and 12% of service revenues during the six months ended June 30, 2008. The Company’s two largest customers accounted for approximately 17% and 10% of service revenues during the three months ended June 30, 2009 and the three largest customers represented approximately 20%, 13% and 11% of service revenues during the three months ended June 30, 2008.
The two largest customers represented approximately 13% and 13% of the accounts receivable balance at June 30, 2009, and approximately 14% and 13% of the accounts receivable balance at December 31, 2008. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is generally recognized as services are performed, on a proportional performance basis, based on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three months ended June 30, 2009 or 2008. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits.
The Company accounts for expense reimbursements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $5,905,352 and $4,554,955 for the three months ended June 30, 2009 and 2008, respectively, and were $10,940,328 and $8,349,497 for the six months ended June 30, 2009 and 2008, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $548,000 and $1,829,000 for the three months ended June 30, 2009 and 2008 respectively and approximately $1,803,000 and $2,544,000 for the six months ended June 30, 2009 and 2008 respectively.
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

The effective tax rate for the three and six months ended June 30, 2009 is higher than the federal statutory rate, as the Company is not recording a tax benefit for net operating losses generated in Germany, Spain and France as it is more likely than not that the Company will not realize the tax benefit of these net operating losses.
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
The per-share weighted average fair value of the options granted during the three months ended June 30, 2009 and 2008 were estimated at $0.87 and $2.14, respectively, while the per-share weighted average fair value of the options granted during the six months ended June 30, 2009 and 2008 were estimated at $0.86 and $2.04, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.16%	3.10%	1.92%	2.87%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, the Company has and will continue to utilize the calculated value for expected volatility until a sufficient level of history is available as a publicly traded company. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) for the three months ended June 30, 2009 and 2008 related to share based service awards was $153,945 and $137,101, respectively, and was $308,675 and $267,253 for the six months ended June 30, 2009 and 2008 respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of June 30, 2009 was $0.8 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.5 years.

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
The Company’s foreign operations accounted for approximately 16% and 4% of service revenues during the six months ended June 30, 2009 and 2008, respectively. In addition, approximately 44% and 47% of the Company’s consolidated assets are located in foreign locations at June 30, 2009 and December 31, 2008, respectively.
Recent Accounting Pronouncements
The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of June 30, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of June 30, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141(R) was effective for the Company beginning January 1, 2009. The impact of the adoption of SFAS No. 141(R) will depend upon the nature and terms of business combinations that the Company consummates after January 1, 2009.
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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 during the three months ended June 30, 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 14, 2009.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which we adopted for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The adoption of FSP 107-1 had no material impact on our consolidated financial statements.
Net Income Attributable to Common Shares
The Company computes net income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of stock options or common stock warrants.
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$485,777	$1,153,084	$988,729	$2,476,133
Weighted average common shares outstanding - basic	36,746,835	32,545,476	36,746,648	32,487,641
Dilutive effect of stock options and warrants	877,814	1,587,834	961,241	1,601,448

Weighted average common shares outstanding - diluted	37,624,649	34,133,310	37,707,889	34,089,090

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 997,349 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2009 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.
Comprehensive Income
The Company’s comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income as reported	$485,777	$1,153,084	$988,729	$2,476,133
Other comprehensive income (loss):
Foreign currency translation adjustment	1,514,648	(13,419)	(384,175)	(58,340)

Comprehensive income	$2,000,425	$1,139,665	$604,554	$2,417,793

3. 2008 Acquisitions
In December 2008, the Company completed the acquisitions of three European companies located in Spain, France and Germany (the “European Acquisitions”). The European Acquisitions, which are active in the same fields as RPS, provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“Imerem”)
On December 22, 2008, RPS acquired the outstanding shares of Imerem for a consideration of €2.7 million ($3.9 million) in cash and issuance of 1,296,165 shares of common stock (the “Imerem Shares”) issued to Imerem’s sole shareholder. The Imerem Shares were valued at $1.68 per share, which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of approximately $7.1 million. The sole shareholder of Imerem entered into a share escrow agreement whereby 50 percent of the Imerem Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Imerem has agreed to a 12 month lock-up on all Imerem Shares. Imerem, founded in 1990, is located in Nürnberg, Germany. Imerem operates throughout Eastern and Western Europe and Scandinavia, providing clinical research services to the bio-pharmaceutical industry and academic institutions.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Imerem have been included in the consolidated financial statements commencing December 22, 2008. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,924,089
Value of RPS Shares	2,182,742
Transaction costs	954,858

Total purchase price	$7,061,689

Allocation of Purchase Price:

Cash	$1,499,696
Restricted cash	1,079,203
Accounts receivable	886,369
Prepaid expense and other current assets	68,708
Fixed assets	101,179
Goodwill	4,432,541
Customer lists	800,000
Brand name	330,000
Non compete agreements	350,000
Accrued Expenses	(378,583)
Customer deposits	(1,079,203)
Accounts Payable	(562,465)
Deferred tax liability	(465,756)

$7,061,689

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in 2009.
Infociencia, S.L. and Infociencia Clinical Research S.L. (“Infociencia”)
On December 22, 2008, RPS acquired the outstanding shares of Infociencia for consideration of €2.5 million ($3.6 million) in cash and issuance of 1,404,856 shares of common stock (the “Infociencia Shares”) to Infociencia’s shareholders. The Infociencia Shares were valued at $1.68 per share which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of $7.0 million. The shareholders of Infociencia entered into share escrow agreements whereby 50 percent of the Infociencia Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholders of Infociencia have agreed to a 12 month lock-up on all of the Infociencia Shares. Infociencia, founded in 1998, has offices in Barcelona and Madrid, Spain and operates throughout Western Europe providing clinical research services to the bio-pharmaceutical industry, academic and government institutions.
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

$6,964,243

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the software and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand name, and non-compete agreements. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in 2009.
Therapharm Recherches Th.R. (“Therapharm”)
On December 23, 2008, RPS acquired the outstanding shares of Therapharm for consideration of €2.6 million ($3.8 million) in cash and issuance of 1,497,864 shares of common stock (the “Therapharm Shares,” and along with the Imerem Shares and the Infociencia Shares, the “Shares”) to Therapharm’s shareholder. The Therapharm Shares were valued at $1.68 per share which, along with transaction costs of approximately $1.1 million that were paid by the Company, resulted in total acquisition consideration of $7.4 million. The shareholder of Therapharm entered into a share escrow agreement whereby 50 percent of the Therapharm Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Therapharm has agreed to a 12 month lock-up on all of the Therapharm Shares.
Therapharm, founded in 1980, is located in Boulogne Billancourt, France. Therapharm provides clinical research services to the bio-pharmaceutical industry and operates throughout Western Europe focusing its efforts on France, Belgium and Switzerland.
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

$7,425,307

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, brand names, and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of a working capital adjustment and the outcome of the Company’s valuation study. The final valuation is expected to be completed in 2009.
The unaudited pro forma information below presents combined results of operations as if the European Acquisitions had occurred as of the beginning of the applicable reporting period instead of in December 2008. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(unaudited)	(unaudited)
Service revenue	$46,227,244	$90,216,000
Reimbursement revenue	$6,497,669	$12,234,925

Total revenue	$52,724,913	$102,450,925

Net income	$1,920,685	$4,011,335

Net income per common share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.10

Weighted average number of common shares outstanding:
Basic	36,744,361	36,686,526
Diluted	38,332,195	38,287,975
The Shares issued in connection with the consummation of the European Acquisitions were valued utilizing an independent third party valuation, which resulted in a fair value of $1.68 per share. This value is also consistent with the trading price of the Company’s common stock on AIM at the time the European Acquisitions were consummated, discounted to reflect the escrow and lock up arrangements underlying certain of the Shares issued as discussed above.

4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended June 30, 2009:

Balance as of December 31, 2008	$15,145,585
Purchase accounting adjustments	412,237
Currency exchange	(202,009)

Balance as of June 30, 2009	$15,355,813

The following tables summarize intangible assets and their amortization as of:

	June 30, 2009
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,211,524	$(2,058,582)	$1,152,941
Brand name	1,375,160	(358,860)	1,016,300
Non-compete agreements	1,432,573	(444,169)	988,404

Total	6,019,257	(2,861,612)	3,157,645

	December 31, 2008
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,280,128	$(1,920,128)	$1,360,000
Brand name	1,410,000	—	1,410,000
Non-compete agreements	1,460,000	(350,000)	1,110,000

Total	$6,150,128	$(2,270,128)	$3,880,000

The estimated amortization expense for each of the five years ending December 31, 2013 is as follows:

Six Months Ending
December 31, 2009	2010	2011	2012	2013	Thereafter
$581,000	$1,162,000	$457,000	$457,000	$457,000	$185,000
5. Property and Equipment
Property and equipment consist of the following:

		June 30,	December 31,
	Useful life	2009	2008
Computers, software and other equipment	2 to 3 years	$6,107,075	$5,301,507
Automobiles	1 to 3 years	1,974,984	2,163,123
Leasehold improvements	7 years	349,479	314,882
Furniture and fixtures	5 years	2,239,571	2,000,211

		10,671,109	9,779,723
Less accumulated depreciation		(4,642,671)	(3,786,337)

		$6,028,438	$5,993,386

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10).

6. Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Accrued compensation	$4,148,101	$4,280,576
Accrued professional fees	2,093,922	1,755,192
Volume rebate accrual	885,621	1,049,534
Accrued taxes	808,647	1,583,950
Accrued merger consideration	636,257	—
Accrued transaction costs	—	1,573,752
Other	3,064,284	1,826,953

	$11,636,832	$12,069,957

7. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. As of June 30, 2009, the Credit Agreement provided for $15,000,000 of available borrowings. The Credit Agreement is subject to certain borrowing base restrictions, and as of June 30, 2009, borrowings under the Credit Agreement required interest at the Federal Funds open rate, as defined, plus 1% (4.25% at June 30, 2009). The Credit Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At June 30, 2009 and December 31, 2008, there were $12.4 million and $7.5 million, respectively, in outstanding borrowings under this line of credit.
On July 9, 2009 the Credit Agreement was amended to provide for an increase in available borrowings to $30,000,000, an extension of the expiration date to October 31, 2012 and an increase in the interest to the Federal Funds open rate, as defined, plus 2%.
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
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company is required to file a shelf registration statement on Form S-3 within 90 days after becoming eligible to do so. In addition the holders of the Company’s stock and warrants are entitled to no more than three demand registrations (covering in each case a minimum of 15% of the shares then outstanding) and piggyback registration rights. If the Company files a shelf registration for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions or transfer under the U.S. securities laws.

Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares and warrants on any registration statement filed by the Company pursuant to the Securities Act of 1933, as amended (the “Securities Act”) in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares and warrants that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares, warrants, and other stock to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are required to be made pursuant to our contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares and warrants to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s registrable securities for up to two months, or up to four months under the Investor Rights Agreement.
The Company also has a total of 1,357,179 common stock warrants (“IPO Warrants”) outstanding. The IPO Warrants are exercisable at any time through April 28, 2010 at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006.
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
In addition, a total of 186,667 options remain outstanding from the date of the Cross Shore initial public offering in April 2006. These options (“Underwriter Purchase Options”) were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitle the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. Should the options be exercised, the warrants received will be fully vested with exercise prices of $5.00 per share at any time through April 28, 2010. Such warrants are subject to the same provisions as the IPO Warrants discussed above.
In January 2008, the Company issued 336,000 shares of common stock to certain investors pursuant to the provisions of certain Underwriter Purchase Options that were tendered by such investors in connection with the merger with Cross Shore.
In December 2008, the Company issued a total of 4,198,885 Shares in connection with the European Acquisitions. The shareholders of Therapharm, Infociencia and Imerem have entered into share escrow agreements whereby 50 percent of the Shares are held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding against each of the acquired corporations (as defined within the respective acquisition agreements). In addition, the shareholders of Therapharm, Infociencia and Imerem have agreed to a 12 month lock-up on all of the Shares.
In July 2009, the Company issued a total of 530,973 shares of common stock in connection with the acquisition of Paramax, located in China. The shareholder of Paramax has entered into a share escrow agreement whereby 100 percent of the shares shall be held in escrow, with such shares held in escrow to be released in equal portions on the three, twelve and eighteen month anniversaries of the acquisition date, subject to there being no claims outstanding against Paramax (as defined within the acquisition agreement).

9. Stock Option Plan
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) which permitted the granting of incentive stock options, nonqualified stock options and restricted stock. The Company authorized the issuance of up to 2,108,456 shares of Common Stock to satisfy grants under the 2002 Plan. Stock options issued generally vested over a three-year period. The exercise period was determined by the Company’s Board of Directors, but could not exceed ten years from the date of grant. Each option entitled the holder to purchase one share of Common Stock at the indicated exercise price.
The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At June 30, 2009, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price
Balance, December 31, 2008	3,777,484	2,920,449	$2.09

Authorized	—	—	$—
Granted	(21,230)	21,230	$1.75
Exercised	—	(544)	$0.37
Forfeited/cancelled	4,569	(4,569)	$2.20

Balance, June 30, 2009	3,760,823	2,936,566	$2.09

The weighted average grant date fair value of options granted was $0.87 and $0.86 during the three and six months ended June 30, 2009, respectively.
At June 30, 2009, 348,833 options were exercisable at $0.37 per share, 1,483,332 options were exercisable at $0.83 per share, 15,629 options were exercisable at $1.66 per share, 24,484 options were exercisable at $3.85 per share, 20,144 options were exercisable at $4.20 per share and 437,500 options were exercisable at $5.05 per share. The weighted average remaining contractual life of the outstanding options at June 30, 2009 was 6.7 years. The weighted average remaining contractual life of the fully vested options at June 30, 2009 was 6.3 years. The aggregate intrinsic value of options outstanding, and fully vested at June 30, 2009 are $1.9 million and $1.8 million, respectively.
10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements was approximately $792,000 and $520,000 during the three months ended June 30, 2009 and 2008, respectively and was approximately $1,523,000 and $1,007,000 during the six months ended June 30, 2009 and 2008, respectively. The Company is the lessee of approximately $1,975,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $136,000 and $159,000 for the three months ended June 30, 2009 and 2008, respectively and approximately $289,000 and $304,000 for the six months ended June 30, 2009 and 2008, respectively, is included in depreciation expense.

Future minimum lease payments subsequent to June 30, 2009 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2009	$332,441	$1,190,949
2010	716,737	2,139,188
2011	261,342	1,994,916
2012	4,590	1,989,249
2013	—	1,989,115
Thereafter	—	5,399,530

Total minimum lease payments	1,315,110	$14,702,947
Less amount representing interest	110,099

Present value of net minimum lease payments	$1,205,011

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
RPS has been providing services to the bio-pharmaceutical industry since it was founded in 1994. The Company began as a permanent placement company but has expanded to build an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
The bio-pharmaceutical industry continues to increase its spending on clinical drug development as it looks for the rapid introduction of new, innovative drugs. Further economic pressures including the rising costs of developing a new drug as a result of the increasing complexity, size and duration of trials and recruiting patients have made it more difficult for bio-pharmaceutical companies to generate significant revenues to exceed the development costs of their drugs.
In light of the economic pressures seen by its bio-pharmaceutical clients, the Company believes that its unique model of providing integrated outsourcing solutions is an attractive alternative to traditional outsourcing to CROs as well as to research activities performed in-house.
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
In December 2008, the Company completed the European Acquisitions, as discussed in Note 3 to the financial statements included in this report. The Company believes that the European subsidiaries, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, RPS believes the European subsidiaries will provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.

In July 2009, the Company completed the acquisition of a privately held clinical research organization in China, as discussed in Note 1 and Note 8 to the financial statements included in this report. The Company believes that the acquisition in China will provide the Company with opportunities in the Asian market and complement its current operations in the Americas and Europe. In addition, RPS believes the Chinese Acquisition will also provide it with greater scale to meet the growing needs of its customers in the rapidly expanding Asian market for globally integrated clinical research services.
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
The per-share weighted average fair value of the options granted during the three months ended June 30, 2009 and 2008 respectively were estimated at $0.87 and $2.14, respectively, and were $0.86 and $2.04 for the six months ended June 30, 2009 and 2008, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.16%	3.10%	1.92%	2.87%
Expected life	6 years	6 years	6 years	6 years
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

As of June 30, 2009, the aggregate amount of stock-based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $1.9 million, net of estimated forfeitures. This amount will be recognized on a straight-line basis over the vesting period of the related options. Under the true-up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long-lived Assets
Intangible assets consist primarily of non-compete agreements, customer contracts and lists, brand names, and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from the European Acquisitions. Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists — five years, brand names — two years, software — three years, and non-compete agreements — six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The Company accounts for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. If the Company determines that the carrying value of definite lived long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008:
Revenues. Service revenues increased 20.3% to $48.4 million for the three months ended June 30, 2009 from $40.3 million for the three months ended June 30, 2008 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs in addition to the revenue generated by the recently acquired companies in Europe. CMSP revenue for the three months ended June 30, 2009 grew 20.1% over the comparable prior period, and accounted for 60.7% of our total service revenue for the three months ended June 30, 2009.
Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 29.6% to $5.9 million during the three months ended June 30, 2009 from $4.6 million during the three months ended June 30, 2008. The increase is due primarily to an increase in the number of staff incurred expenses on client programs and an increase related to the European Acquisitions.
Direct Costs. Direct costs increased 16.2% to $34.9 million or 72.1% of service revenues for the three months ended June 30, 2009 as compared to $30.1 million or 74.7% of service revenues for the three months ended June 30, 2008. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 42.3% to $11.0 million for the three months ended June 30, 2009 from $7.8 million for the three months ended June 30, 2008 to support the increase in revenues. The primary reason for the increase in SG&A was the additional overhead costs of the European Acquisitions which resulted in increases in employee-related costs such as salaries, health benefits and payroll taxes to $6.4 million for the three months ended June 30, 2009 as compared to $4.8 million for the three months ended June 30, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $1.4 million for the three months ended June 30, 2009 as compared to $0.9 million for the three months ended June 30, 2008.
Depreciation and amortization expense. Depreciation and amortization expense increased 108.7% to $0.9 million for the three months ended June 30, 2009 as compared to $0.4 million for the three months ended June 30, 2008 due primarily to an increase in the depreciable asset base and amortization of intangible assets related to the European Acquisitions.
Income from operations. Income from operations decreased to $1.6 million for the three months ended June 30, 2009 as compared to income from operations of $2.0 million for the three months ended June 30, 2008. The decrease is primarily attributable to an increase in our SG&A as a result of our integration efforts in connection with the European Acquisitions, as described above.
Interest income and expense. Interest income increased to $94,000 during the three months ended June 30, 2009 from $71,000 during the three months ended June 30, 2008 due to the level of investable cash on hand during the second quarter of 2009. Interest expense increased to $323,000 for the three months ended June 30, 2009 from $89,000 during the three months ended June 30, 2008. The increase is due to the interest expense calculated on the outstanding balance on our line of credit.
Provision for income taxes. The provision for income taxes for the three months ended June 30, 2009 of $0.9 million was consistent with the provision for the three months ended June 30, 2008. Although the provision for income taxes remained flat during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, the effective tax rate increased as we are not recording a tax benefit for net operating losses generated in Germany, France and Spain, as it is more likely than not that we will not realize the tax benefit of these operating losses.
Net income. As a result of the factors discussed above, net income for the three months ended June 30, 2009 decreased to $0.5 million or $0.01 per share, basic and diluted, from net income for the three months ended June 30, 2008 of $1.2 million or $0.04 per basic share and $0.03 per diluted share.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008:
Revenues. Service revenues increased 19.6% to $93.7 million for the six months ended June 30, 2009 from $78.3 million for the six months ended June 30, 2008 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies in our CMSP programs. CMSP revenue for the six months ended June 30, 2009 grew 20.2% over the comparable prior period, and accounted for 61.4% of our total service revenue for the six months ended June 30, 2009.
Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 31.0% to $10.9 million during the six months ended June 30, 2009 from $8.3 million during the six months ended June 30, 2008. The increase is due primarily to an increase in the number of staff incurred expenses on client programs.
Direct Costs. Direct costs increased 16.7% to $68.2 million or 72.7% of service revenues for the six months ended June 30, 2009 as compared to $58.4 million or 74.5% of service revenues for the six months ended June 30, 2008. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.

Selling, general and administrative expenses. SG&A increased 41.7% to $21.1 million for the six months ended June 30, 2009 from $14.9 million for the six months ended June 30, 2008 to support the increase in revenues. The primary reason for the increase in SG&A was the additional overhead costs of the European Acquisitions which resulted in increases in employee-related costs such as salaries, health benefits and payroll taxes to $12.3 million for the six months ended June 30, 2009 as compared to $9.2 million for the six months ended June 30, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $2.7 million for the six months ended June 30, 2009 as compared to $1.7 million for the six months ended June 30, 2008.
Depreciation and amortization expense. Depreciation and amortization expense increased 113.0% to $1.7 million for the six months ended June 30, 2009 as compared to $0.8 million for the six months ended June 30, 2008 due primarily to an increase in the depreciable asset base and amortization of the intangible assets related to the European Acquisitions.
Income from operations. Income from operations decreased to $2.8 million for the six months ended June 30, 2009 as compared to income from operations of $4.3 million for the six months ended June 30, 2008. The decrease is primarily attributable to an increase in our SG&A as a result of our integration efforts in connection with the European Acquisitions, as described above.
Interest income and expense. Interest income increased to $168,000 during the six months ended June 30, 2009 from $162,000 during the three months ended June 30, 2008 due to the level of investable cash on hand. Interest expense increased to $471,000 for the six months ended June 30, 2009 from $140,000 during the three months ended June 30, 2008. The increase is due to the interest expense calculated on the outstanding balance on our line of credit.
Provision for income taxes. The provision for income taxes for the six months ended June 30, 2009 decreased to $1.5 million versus a provision of $1.8 million for the six months ended June 30, 2008. The decrease is attributed to the decrease in taxable income for the period. Although the provision for income taxes decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the effective tax rate increased as we are not recording a tax benefit for net operating losses generated in Germany, France and Spain, as it is more likely than not that we will not realize the tax benefit of these operating losses.
Net income. As a result of the factors discussed above, net income for the six months ended June 30, 2009 decreased to $1.0 million or $0.03 per basic and diluted share, for the six months ended June 30, 2009 from net income of $2.5 million for the six months ended June 30, 2008 or $0.08 per basic share and $0.07 per diluted share.
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
The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, global expansion, working capital and other general corporate purposes.

At June 30, 2009 the Company maintained a working capital line of credit with a bank, with a maximum potential borrowing capacity of $15.0 million. At June 30, 2009, there were $12.4 million in outstanding borrowings under this facility. As of June 30, 2009, interest on outstanding borrowings under this facility was at the Federal Funds open rate, plus 1% (4.25% at June 30, 2009). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At June 30, 2009, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At June 30, 2009, the Company had available cash and cash equivalent balances of $1.2 million and working capital of $25.3 million, which the Company believes will provide sufficient liquidity for the next twelve months.
In July 2009, the Company amended its line of credit agreement, which provided for an increase in available borrowings to $30 million, an extension of the expiration date to October 31, 2012 and an increase in the interest rate to the Federal Funds open rate, as defined, plus 2%. The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). The facility continues to be secured by all of the assets of the Company.
During the six months ended June 30, 2009, the Company’s operating activities used cash of $8.8 million, a further use of $10.0 million from the corresponding amount for the six months ended June 30, 2008. The operating activities use of cash during the six month period can be attributed to an increase in both the amount of revenue to be collected, and the time it takes to collect that revenue, as reflected in the accounts receivable. Accounts receivable, net of allowance for doubtful accounts, increased $7.6 million, or 17.6%, to $50.8 million at June 30, 2009 from $43.2 million at December 31, 2008. In addition, during the six months ended June 30, 2009, the Company used cash in other operating assets and liabilities of $4.8 million consisting primarily of $1.5 million in accounts payable, $1.7 million in prepaid expenses and other assets and $1.6 million in customer deposits, as well as non cash charges of $0.2 million of deferred taxes. These uses of cash were offset by net income for the six months ended June 30, 2009 of $1.0 million, a $0.4 million decrease in deferred revenue, a $0.5 million decrease in accrued expenses and other liabilities, along with non cash charges of $0.3 million related to stock based compensation and $1.7 million related to depreciation and amortization.
Cash used in investing activities for the six months ended June 30, 2009 totaled $1.2 million, consisting primarily of $1.6 million paid during the year relating to the European Acquisitions and $1.3 million for the purchase of property and equipment, which was offset by the increase in restricted cash of $1.7 million.
Cash provided by financing activities for the six months ended June 30, 2009 totaled $4.5 million, consisting primarily of $4.9 million in net borrowings on the Company’s line of credit which was offset by $0.4 million in principal payments on capital lease obligations.
Contractual Obligations
Set forth below is information concerning our known contractual obligations as of June 30, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
Contractual Obligations
Capital leases	$1,315,110	$332,441	$978,079	$4,590	—
Operating leases	$14,702,948	1,190,949	4,134,104	3,978,365	5,399,530

Total	$16,018,058	$1,523,390	$5,112,183	$3,982,955	$5,399,530

Off-Balance Sheet Arrangements
At December 31, 2008, RPS was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.
Inflation
Certain of RPS’ revenues are earned under long-term contracts (having terms in excess of one year) and generally include an inflation or cost of living adjustment for the portion of services to be performed one year from the contract date. As a result, RPS believes that the effects of inflation generally do not have a material effect on its operations or financial condition.
Recently Issued Accounting Standards
The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of June 30, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of June 30, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141(R) was effective for the Company beginning January 1, 2009. The impact of the adoption of SFAS No. 141(R) will depend upon the nature and terms of business combinations that the Company consummates after January 1, 2009.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 during the three months ended June 30, 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 14, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which we adopted for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The adoption of FSP 107-1 had no material impact on our consolidated financial statements.
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
Approximately 17% and 16% of our net revenues for the three months and six months ended June 30, 2009 respectively, were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
Item 4T. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
A number of large bio-pharmaceutical companies have recently announced mergers or other acquisitions that will consolidate the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. Our clients, Wyeth and Schering-Plough, which represented 17% and 11% of our service revenues during the six months ended June 30, 2009, respectively, and 17% and 10% of our service revenues during the three months ended June 30, 2009, respectively, have agreed to be acquired by other large bio-pharmaceutical companies in acquisitions that are expected to close in 2009. As a result of such consolidation, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions, but such acquisitions and any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.
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
In addition, for the six months ended June 30, 2009, our top five clients represented approximately 47% of service revenues and our twenty top clients comprised approximately 78% of service revenues. For the six months ended June 30, 2009, our largest customer was responsible for 17% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly, our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of June 30, 2009 was $168.5 million, of which approximately $78.5 million is not expected to be realized in 2009.
Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors, decrease our market capitalization, and cause stockholders to own “odd lots” of shares.
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-for-four, to be determined by our Board of Directors. We have not yet filed a certificate of amendment to our Amended and Restated Certificate of Incorporation to effect the reverse stock split, but we may do so in the future.
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
Further, the reverse stock split will result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 131,361,096 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.
Our Board of Directors has solicited our stockholders to approve a proposal that gives our Board of Directors the authority to delist our common stock from AIM, and our warrants will be delisted if we delist our common stock from AIM. As a result of any such delisting, our common stock and warrants may become illiquid.
At a special meeting of our stockholders and warrant holders scheduled to be held on August 26, 2009, our Board of Directors will solicit proxies from our stockholders and warrant holders to approve a proposal that will give our Board of Directors the authority to delist our common stock and warrants from AIM on or about September 4, 2009. If the stockholders approve the proposal to cancel the admission of our common stock from trading on AIM, but the warrant holders do not approve the proposal to cancel the admission of our warrants from trading on AIM, our nominated advisor has indicated that it will resign from its position as nominated advisor as of the date our common stock is cancelled from trading on AIM. Thereafter, trading of our warrants on AIM will be suspended, and if we do not appoint another nominated advisor within one month after the suspension of our warrants from trading on AIM (which appointment of a new nominated advisor we believe to be unlikely), the admission of our warrants to trading on AIM will be cancelled.
Subject to approval by our stockholders and/or warrant holders, there will be a period of time following the delisting from AIM in which our common stock and warrants are not listed on any securities exchange or electronic quotation medium. Accordingly, stockholders and holders of warrants may run the risk of illiquidity in their stock and warrant ownership and be unable to sell their stock and warrants in the open market from some period of time following the delisting from trading on AIM and prior to the listing of our common stock and warrants on a securities exchange or electronic quotation medium, if any. Stockholders and warrant holders may continue to hold their common stock and warrants and may continue to trade such securities on a United States securities exchange or electronic quotation medium following application and admittance, if any, to a United States securities exchange or electronic quotation medium, subject to compliance with applicable securities laws.
Our warrants terminate by their own terms at 5:00 p.m., New York City time, on April 28, 2010. Because of the weakness in the capital markets, the time required to obtain a listing on a United States securities exchange, and other factors which we may be unable to foresee or control, we do not expect to seek having our warrants listed on a United States securities exchange before they expire.
Although we currently intend to list our stock on a United States securities exchange, we have not yet submitted an application to a United States securities exchange, and cannot accurately predict when or if we will apply for listing on a such an exchange. A number of factors, many of which we cannot control, will influence when and if we apply for a listing on a United States securities exchange. Those factors include, but are not limited to, the acceptance of our application to a United States securities exchange, our ability to meet the criteria for listing on a United States securities exchange, our future financial and operational performance, and the performance and stability of the securities markets in general, especially those in the United States.

Item 4. Submission of Matters to a vote of Security Holders.
We held our 2009 Annual Meeting of Stockholders on May 27, 2009 at our corporate headquarters at 520 Virginia Drive, Fort Washington, Pennsylvania 19034. The following proposals were submitted to our stockholders:
•
Proposal 1: the election of three Class II directors to serve for a term ending at the Annual Meeting of Stockholders to be held in 2012, or until each of their successors is duly elected and qualified; and

•	Proposal 2: ratification of the appointment by our Audit Committee of Ernst & Young, LLP as our independent auditor for 2009.
Holders of our common stock were entitled to one vote per share on all matters. The holders of our common stock voted for the following Class II directors as follows:

Name	Votes For	Votes Against
Jack H. Dean	27,701,702	0
Warren W. Myers	27,701,702	0
Daniel Raynor	27,701,702	0
The following directors continued as directors after the 2009 Annual Meeting of Stockholders and will be voted on by the stockholders at the 2010 Annual Meeting of Stockholders (Class III) and the 2011 Annual Meeting of Stockholders (Class I).

Thomas R. Armstrong	Class I
James R. Macdonald	Class I
Stephen E. Stonefield	Class I
Harris Koffer	Class III
Daniel M. Perlman	Class III
Peter M. Yu	Class III
The results of voting on the remaining proposal is as follows:

Proposal	Votes For	Votes Against	Votes Abstaining
Proposal 2: Ratification of the appointment of Ernst & Young, LLP	27,701,702	0	0
All proposals put to the stockholders were approved.
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

Date: August 14, 2009	ReSearch Pharmaceutical Services, Inc.
	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance and Chief Financial Officer

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.