Form 10-Q
period 2009-09-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2009-11-13
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4322769
(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)

520 Virginia Drive
Fort Washington, PA	19034
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at November 13, 2009
Common Stock, par value $0.0001 per share	37,277,808

Part I. Financial Information

Item 1.	Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,193,010	$6,565,003
Restricted cash	4,911,223	7,247,532
Accounts receivable, less allowance for doubtful accounts of $806,000 at September 30, 2009 and $654,000 at December 31, 2008, respectively	50,774,249	43,225,016
Current deferred tax asset	989,433	970,797
Prepaid expenses and other current assets	1,893,342	2,377,838

Total current assets	$64,761,257	$60,386,186

Property and equipment, net	6,043,407	5,993,386
Other assets	1,351,173	1,179,018
Intangible assets subject to amortization, net	3,145,737	3,880,000
Goodwill	17,323,504	15,145,585
Deferred tax asset	504,366	504,366

Total assets	$93,129,444	$87,088,542

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,995,639	$3,496,309
Accrued expenses	12,654,901	12,069,957
Customer deposits	9,411,043	7,247,532
Deferred revenue	6,605,575	4,781,935
Line of credit	12,003,517	7,500,000
Current portion of capital lease obligations	421,984	682,695

Total current liabilities	$44,092,659	$35,778,428

Customer deposits	—	4,500,000
Deferred tax liability	1,005,222	1,331,955
Other liabilities	2,009,897	2,323,794
Capital lease obligations, less current portion	548,573	871,963

Total liabilities	$47,656,351	$44,806,140

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares – 150,000,000 issued and outstanding shares – 37,277,808 and 36,746,291 at September 30, 2009 and December 31, 2008, respectively	3,728	3,675
Additional paid-in capital	45,457,670	44,083,184
Accumulated other comprehensive (loss) income	(11,075)	155,535
Retained earnings (accumulated deficit)	22,770	(1,959,992)

Total stockholders’ equity	$45,473,093	$42,282,402

Total liabilities and stockholders’ equity	$93,129,444	$87,088,542

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Service revenue	$51,669,235	$39,113,267	$145,374,471	$117,447,462
Reimbursement revenue	5,588,148	4,900,378	16,528,476	13,249,875

Total revenue	57,257,383	44,013,645	161,902,947	130,697,337

Direct costs	37,167,441	29,555,433	105,327,137	87,948,270
Reimbursable out-of-pocket costs	5,588,148	4,900,378	16,528,476	13,249,875
Selling, general, and administrative expenses	11,279,779	7,845,537	32,370,791	22,725,789
Depreciation and amortization	884,177	449,187	2,554,806	1,233,451

Income from operations	2,337,838	1,263,110	5,121,737	5,539,952

Interest expense	286,802	91,089	757,670	231,020
Interest income	105,164	94,189	272,993	256,190

Net income before provision for income taxes	2,156,200	1,266,210	4,637,060	5,565,122
Provision for income taxes	1,162,167	517,971	2,654,298	2,340,750

Net income	$994,033	$748,239	$1,982,762	$3,224,372

Net income per common share:
Basic	$0.03	$0.02	$0.05	$0.10
Diluted	$0.03	$0.02	$0.05	$0.09

Weighted average number of common shares outstanding:
Basic	37,231,635	32,547,406	36,910,087	32,507,708
Diluted	38,141,116	34,049,551	37,955,539	34,069,060
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ending September 30,
	2009	2008
	(unaudited)
Net income	$1,982,762	$3,224,372
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,554,806	1,233,451
Stock-based compensation	453,630	413,771
Deferred tax benefit	(317,115)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,298,979)	(1,897,447)
Prepaid expenses and other assets	383,865	(968,379)
Accounts payable	(582,190)	17,973
Accrued expenses and other liabilities	1,849,424	(518,930)
Customer deposits	(2,559,107)	(307,155)
Deferred revenue	1,761,991	(1,640,451)

Net cash used in operating activities	(1,770,913)	(442,795)

Investing activities
Change in restricted cash	2,558,927	307,155
Business combinations, net of cash acquired	(3,092,758)	—
Purchase of property and equipment	(1,574,894)	(1,128,412)

Net cash used in investing activities	(2,108,725)	(821,257)

Financing activities
Net borrowings on line of credit	4,503,517	—
Principal payments on capital lease obligations	(584,101)	(496,172)
Proceeds from exercise of options	254	8,951
Cross Shore merger consideration, net of fees paid	—	(17,880)

Net cash provided by (used in) financing activities	3,919,670	(505,101)
Effect of exchange rates on cash and cash equivalents	(412,025)	26,915

Net change in cash and cash equivalents	(371,993)	(1,742,238)
Cash and cash equivalents, beginning of period	6,565,003	11,060,255

Cash and cash equivalents, end of period	$6,193,010	$9,318,017

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$757,670	$231,020

Income taxes	$4,531,026	$2,924,777

Supplemental disclosures of noncash financing activities
Issuance of shares in connection with business combinations	$918,583	$—

Acquisition of fixed assets under capital leases	$—	$1,211,158

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (unaudited)
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
On September 4, 2009 RPS delisted its common stock from AIM following approval of the delisting by the requisite number of shareholders. Trading in RPS’ warrants to purchase common stock, also listed on AIM, was suspended following delisting of the common sotck, and the warrants were delisted on October 5, 2009. RPS common stock and warrants are no longer traded on AIM, but remain transferable as described in the proxy statement which was mailed to shareholders and warrant holders on July 24, 2009 and filed with the SEC on July 23, 2009, in each case subject to applicable securities laws.
The Company has wholly owned subsidiaries in over 40 countries around the world with its core operations located in North America, Latin America, Europe and Asia.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements.
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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 17% and 12% of service revenues during the nine months ended September 30, 2009 and the three largest customers represented approximately 20%, 12% and 12% of service revenues during the nine months ended September 30, 2008. The Company’s two largest customers accounted for approximately 16% and 10% of service revenues during the three months ended September 30, 2009 and the three largest customers represented approximately 20%, 12% and 12% of service revenues during the three months ended September 30, 2008.
The two largest customers represented approximately 14% and 11% of the accounts receivable balance at September 30, 2009, and approximately 14% and 13% of the accounts receivable balance at December 31, 2008. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is recognized as services are performed, on a proportional performance basis, based generally on the ratio that costs incurred to date bear to estimated total costs at completion. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three or nine months ended September 30, 2009 or 2008. Deferred revenue represents amounts billed to customers in excess of revenue recognized. Accounts receivable from customers, which represent deposits to be applied to customer invoices in future years or returned to the customer upon expiration of the contract are recorded in long term customer deposits.
FASB guidance requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $5,588,148 and $4,900,378 for the three months ended September 30, 2009 and 2008, respectively, and were $16,528,476 and $13,249,875 for the nine months ended September 30, 2009 and 2008, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $1,157,000 and $1,681,000 for the three months ended September 30, 2009 and 2008 respectively and approximately $2,412,000 and $4,320,000 for the nine months ended September 30, 2009 and 2008 respectively.

Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. On January 1, 2007 the Company adopted the FASB guidance related to accounting for uncertainty in income taxes. This guidance creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements.
The effective tax rate for the three and nine months ended September 30, 2009 is higher than the federal statutory rate, as the Company is not recording a tax benefit for net operating losses generated in certain of its foreign subsidiaries as it may not realize the tax benefit of these net operating losses.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with the FASB guidance on foreign currency translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using average exchange rates in effect for the relevant periods. The gains and losses resulting from the changes in exchange rates during the year have been reported separately in other comprehensive income in the consolidated financial statements.
Stock-Based Compensation
The per-share weighted average fair value of the options granted during the three months ended September 30, 2009 and 2008 were estimated at $0.88 and $1.89, respectively while the per-share weighted average fair value of the options granted during the nine months ended September 30, 2009 and 2008 were estimated at $0.87 and $1.98, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.73%	3.21%	2.19%	3.02%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock based compensation expense for the three months ended September 30, 2009 and 2008 related to share based service awards was $144,955 and $146,518, respectively, and was $453,630 and $413,771 for the nine months ended September 30, 2009 and 2008 respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of September 30, 2009 was $0.6 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.3 years.

Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 16% and 5% of service revenues during the nine months ended September 30, 2009 and 2008, respectively. In addition, approximately 37% and 34% of the Company’s consolidated tangible assets are located in foreign locations at September 30, 2009 and December 31, 2008, respectively.
Recent Accounting Pronouncements
The Company adopted new accounting guidance on fair value measurements effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted this guidance as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of September 30, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of this guidance for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of September 30, 2009. The provisions of this guidance will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance.
In December 2007, the FASB issued new guidance related to business combinations. This guidance retains the fundamental requirements of existing guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. This guidance was effective for the Company beginning January 1, 2009 and the impact of the adoption of this guidance depends upon the nature and terms of business combinations that the Company consummates on or after January 1, 2009.
In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting The Company adopted this new guidance effective January 1, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial condition.
In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009 and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. We have evaluated subsequent events through November 13, 2009, the date of issuance of our consolidated balance sheet and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated balance sheet and results of operations.
In June 2009, FASB Accounting Standards Codification (Codification) was issued, effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes literature of the FASB, Emerging Issues Task Force and other sources. The Codification did not change U.S. generally accepted accounting principles. The implementation of this standard did not have a material impact on our consolidated balance sheet and results of operations.
Net Income Attributable to Common Shares
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
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$994,033	$748,239	$1,982,762	$3,224,372

Weighted average common shares outstanding — basic	37,231,635	32,547,406	36,910,087	32,507,708
Dilutive effect of stock options and warrants	909,481	1,502,145	1,045,452	1,561,352

Weighted average common shares outstanding — diluted	38,141,116	34,049,551	37,955,539	34,069,060

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 975,853 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2009 because their effect would have been anti-dilutive. Warrants outstanding totaling $1.4 million shares of the Company’s common stock, along with options to purchase 962,447 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2008 because their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.
Comprehensive Income
The Company’s comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income as reported	$994,033	$748,239	$1,982,762	$3,224,372
Other comprehensive income (loss):
Foreign currency translation adjustment	217,565	85,255	(166,610)	26,915

Comprehensive income	$1,211,598	$833,494	$1,816,152	$3,251,287

3. Acquisitions
2009 Acquisition
Paramax International Inc. (“Paramax”)
On July 7, 2009, RPS acquired the outstanding shares of Paramax for consideration of $1.0 million in cash and 530,973 shares of common stock (the “Paramax Shares”) issued to Paramax’s sole shareholder (the “Paramax Acquisition”). Paramax, which is active in the same fields as RPS, provides the Company with opportunities in the Asia-Pacific market and complements its current operations in the Americas and Europe. In addition, the acquisition will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services. The Paramax Shares were valued by management utilizing the assistance of a valuation specialist at $1.73 per share, which resulted in total acquisition consideration of approximately $1.9 million. The shareholder of Paramax has entered into a share escrow agreement whereby all of the Paramax Shares are held in escrow, to be released in equal portions on October 7, 2009, July 7, 2010 and January 31, 2011, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). Accordingly, 176,991 of the Paramax Shares were released from escrow on October 7, 2009. In addition, the shareholder of Paramax has agreed to a 24 month lock-up on all Paramax Shares, commencing on the date of closing of the Paramax Acquisition. Paramax, founded in 2007, is located in Beijing, China. Paramax operates throughout China and the Asia–Pacific market, providing clinical research services to the bio-pharmaceutical industry.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Paramax have been included in the consolidated financial statements commencing July 7, 2009. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$1,000,000
Value of RPS Shares	918,583

Total purchase price	$1,918,583

Allocation of Purchase Price:

Cash	$163,692
Accounts receivable	87,367
Fixed assets	31,780
Other assets	9,130
Goodwill	1,504,355
Customer lists	18,000
Non compete agreements	117,000
Current liabilities	(12,742)

$1,918,583

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the outcome of the Company’s valuation study. The final valuation is expected to be completed in 2009.

2008 Acquisitions
In December 2008, the Company completed the acquisitions of three European companies located in Spain, France and Germany (the “European Acquisitions”). The European Acquisitions, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the European Acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“Imerem”)
On December 22, 2008, RPS acquired the outstanding shares of Imerem for a consideration of €2.7 million ($3.9 million) in cash and issuance of 1,296,165 shares of common stock (the “Imerem Shares”) issued to Imerem’s sole shareholder. The Imerem Shares were valued at $1.68 per share, which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of approximately $7.1 million. The sole shareholder of Imerem has entered into a share escrow agreement whereby 50 percent of the Imerem Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Imerem has agreed to a 12 month lock-up on all Imerem Shares, commencing on the date of closing of the acquisition. Imerem, founded in 1990, is located in Nürnberg, Germany. Imerem operates throughout Eastern and Western Europe and Scandinavia, providing clinical research services to the bio-pharmaceutical industry and academic institutions.
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
Infociencia, S.L. and Infociencia Clinical Research S.L. (“Infociencia”)
On December 22, 2008, RPS acquired the outstanding shares of Infociencia for consideration of €2.5 million ($3.6 million) in cash and issuance of 1,404,856 shares of common stock (the “Infociencia Shares”) to Infociencia’s shareholders. The Infociencia Shares were valued at $1.68 which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of $7.0 million. The shareholders of Infociencia entered into share escrow agreements whereby 50 percent of the Infociencia Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholders of Infociencia have agreed to a 12 month lock-up on all of the Infociencia Shares, commencing on the date of closing of the acquisition. Infociencia founded in 1998, has offices in Barcelona and Madrid, Spain and operates throughout Western Europe providing clinical research services to the bio-pharmaceutical industry, academic and government institutions.
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
Therapharm Recherches Th.R. (“Therapharm”)
On December 23, 2008, RPS acquired the outstanding shares of Therapharm for consideration of €2.6 million ($3.8 million) in cash and issuance of 1,497,864 shares of common stock (the “Therapharm Shares,” and along with the Imerem Shares and the Infociencia Shares, the “Shares”) to Therapharm’s shareholder. The Therapharm Shares were valued at $1.68 which, along with transaction costs of approximately $1.1 million that were paid by the Company, resulted in total acquisition consideration of $7.4 million. The shareholder of Therapharm entered into a share escrow agreement whereby 50 percent of the Therapharm Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Therapharm has agreed to a 12 month lock-up on all of the Therapharm Shares, commencing on the date of closing of the acquisition.
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
The unaudited pro forma information below presents combined results of operations as if the Paramax Acquisition and the European Acquisitions had occurred as of the beginning of the applicable reporting periods instead of in July 2009 and December 2008, respectively. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service revenue	$51,669,235	$45,183,419	$145,899,447	$129,717,017
Reimbursement revenue	$5,588,148	$6,843,092	$16,528,476	$17,135,303

Total revenue	$57,257,383	$52,724,913	$162,427,923	$146,852,320

Net income	$994,033	$1,492,340	$1,835,222	$4,689,074

Net income per common share:
Basic	$0.03	$0.04	$0.05	$0.13
Diluted	$0.03	$0.04	$0.05	$0.12

Weighted average number of common shares outstanding:
Basic	37,277,808	37,277,264	37,277,684	37,237,566
Diluted	38,187,289	38,779,409	38,323,136	38,798,918
The Shares issued in connection with the consummation of the European Acquisitions were valued by management utilizing the assistance of a valuation specialist, which resulted in a fair value of $1.68 per share. This value is also consistent with the trading price of the Company’s common stock on AIM at the time of the European Acquisitions, discounted to reflect the escrow and lock up arrangements underlying certain of the Shares issued as discussed above.

4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2009:

Balance as of December 31, 2008	$15,145,585
Purchase accounting adjustments	412,237
Goodwill acquired (Paramax)	1,504,355
Currency exchange	261,327

Balance as of September 30, 2009	$17,323,504

The following tables summarize intangible assets and their amortization as of:

		September 30, 2009
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,315,888	$(2,177,425)	$1,138,463
Brand name	1,428,412	(517,330)	911,082
Non-compete agreements	1,591,495	(495,303)	1,096,192

Total	6,335,795	(3,190,058)	3,145,737

		December 31, 2008
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,280,128	$(1,920,128)	$1,360,000
Brand name	1,410,000	—	1,410,000
Non-compete agreements	1,460,000	(350,000)	1,110,000

Total	$6,150,128	$(2,270,128)	$3,880,000

The estimated amortization expense for each of the five years ending December 31, 2013 is as follows:

Three Months Ending
December 31, 2009	2010	2011	2012	2013	Thereafter
$306,000	$1,207,000	$508,000	$485,000	$457,000	$183,000
5. Property and Equipment
Property and equipment consist of the following:

		September 30,	December 31,
	Useful life	2009	2008
Computers, software and other equipment	2 to 3 years	$4,990,395	$5,301,507
Automobiles	1 to 3 years	1,717,969	2,163,123
Leasehold improvements	7 years	500,503	314,882
Furniture and fixtures	5 years	2,178,933	2,000,211

		9,387,800	9,779,723
Less accumulated depreciation		(3,344,393)	(3,786,337)

		$6,043,407	$5,993,386

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10).

6. Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Accrued compensation	$5,410,181	$4,280,576
Accrued professional fees	1,640,950	1,755,192
Volume rebate accrual	1,198,184	1,049,534
Accrued taxes	1,667,280	1,583,950
Accrued transaction costs	—	1,573,752
Other	2,738,306	1,826,953

	$12,654,901	$12,069,957

7. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. The Credit Agreement provided for $15,000,000 of available borrowings, and was subject to certain borrowing base restrictions. Borrowings under the Credit Agreement required interest at the Federal Funds open rate, as defined, plus 1%. The Credit Agreement is secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At December 31, 2008, there were $7.5 million in outstanding borrowings under this line of credit.
In July 2009, the Credit Agreement was amended (the “Amended Credit Agreement”) to extend the termination date to October 31, 2012. The Amended Credit Agreement also provides for $30,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Amended Credit Agreement require interest at the Federal Funds open rate, as defined, plus 2% (4.75% at September 30, 2009). The Amended Credit Agreement remains secured by all corporate assets and continues the financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity present under the Credit Agreement. At September 30, 2009 there were $12.0 million in outstanding borrowings under this line of credit.
8. Stockholders’ equity
The Company is authorized to issue up to 1,000,000 shares of Preferred Stock and 150,000,000 shares of common stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans (Note 9).
A total of 1,500,000 shares issued to RPS stockholders were placed in escrow pursuant to the merger agreement with Cross Shore in August 2007. 60% of the escrow shares (900,000 shares) were released on August 30, 2008 and the remaining shares were released on August 30, 2009.
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
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares on any registration statement filed by the Company pursuant to the Securities Act of 1933, as amended (the “Securities Act”) in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are required to be made pursuant to its contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s registrable securities for up to two months, or up to four months under the Investor Rights Agreement.
The Company also has a total of 1,357,179 common stock warrants (the “IPO Warrants”) outstanding. The IPO Warrants are exercisable at any time through April 28, 2010 at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 and were delisted from AIM on October 5, 2009.
The IPO Warrants are redeemable at the Company’s option at a price of $.0001 per IPO Warrant only in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given and the weekly trading volume of the common stock has been at least 550,000 shares for each of the two calendar weeks before the Company sends the notice of redemption.
In addition, a total of 186,667 options remain outstanding from the date of the Cross Shore initial public offering in April 2006. These options (the “Underwriter Purchase Options”) were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitle the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. Should the options be exercised, the warrants received will be fully vested with exercise prices of $5.00 per share at any time through April 28, 2010. Such warrants are subject to the same provisions as the IPO Warrants discussed above.
In January 2008, the Company issued 336,000 shares of common stock to certain investors pursuant to the provisions of certain Underwriter Purchase Options that were tendered by such investors in connection with the merger with Cross Shore.

In December 2008, the Company issued a total of 4,198,885 Shares in connection with the European Acquisitions. The shareholders of Therapharm, Infociencia and Imerem have entered into share escrow agreements whereby 50 percent of the Shares are held in escrow, with such Shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding against each of the acquired corporations (as defined within the respective acquisition agreements). In addition, the shareholders of Therapharm, Infociencia and Imerem have agreed to a 12 month lock-up on all of the Shares, commencing on the date of closing of the respective European Acquisition.
In July 2009, the Company issued a total of 530,973 Paramax Shares in connection with the Paramax Acquisition. The shareholder of Paramax has entered into a share escrow agreement whereby 100 percent of the Paramax Shares shall be held in escrow, with such Paramax Shares held in escrow to be released in equal portions on the six and twelve month anniversaries of the acquisition date and on the last business day of the eighteen month anniversary of the acquisition date, subject to there being no claims outstanding against Paramax (as defined within the acquisition agreement). Accordingly, 176,991 Paramax Shares were released from escrow in October 2009. In addition, the shareholder of Paramax has agreed to a 24 month lock-up on all of the Paramax Shares, commencing on the date of closing of the Paramax Acquisition.
9. Stock Option Plan
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) which permitted the grant of incentive stock options, nonqualified stock options and restricted stock. The Company authorized the issuance of up to 2,108,456 shares of common stock to satisfy grants under the 2002 Plan. Stock options issued under the 2002 Plan generally vested over a three-year period. The exercise period was determined by the Company’s Board of Directors, but could not exceed ten years from the date of grant. Each option entitled the holder to purchase one share of common stock at the indicated exercise price.
The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At September 30, 2009, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued under the 2007 Incentive Plan generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price
Balance, December 31, 2008	3,777,484	2,920,449	$2.09

Authorized	—	—	$—
Granted	(27,859)	27,859	$1.75
Exercised	—	(544)	$0.37
Forfeited/cancelled	39,648	(39,648)	$2.99

Balance, September 30, 2009	3,789,273	2,908,116	$2.07

The weighted average grant date fair value of options granted was $0.88 and $0.87 during the three and nine months ended September 30, 2009, respectively.
At September 30, 2009, 348,289 options were exercisable at $0.37 per share, 1,583,992 options were exercisable at $0.83 per share, 13,035 options were exercisable at $1.66 per share, 29,381 options were exercisable at $3.85 per share, 25,180 options were exercisable at $4.20 per share and 500,000 options were exercisable at $5.05 per share. The weighted average remaining contractual life of the outstanding options at September 30, 2009 was 6.4 years. The weighted average remaining contractual life of the fully vested options at September 30, 2009 was 6.2 years. The aggregate intrinsic value of options outstanding, and fully vested at September 30, 2009 are $2.1 million and $2.1 million, respectively.

10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such lease arrangements was approximately $860,000 and $477,500 during the three months ended September 30, 2009 and 2008, respectively and was approximately $2,384,000 and $1,484,500 during the nine months ended September 30, 2009 and 2008, respectively. The Company is the lessee of approximately $1,689,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $125,000 and $172,000 for the three months ended September 30, 2009 and 2008, respectively and approximately $414,000 and $476,000 for the nine months ended September 30, 2009 and 2008, respectively, and is included in depreciation expense.
Future minimum lease payments subsequent to September 30, 2009 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2009	$151,062	$829,524
2010	637,936	2,506,203
2011	255,602	2,361,931
2012	4,590	2,257,340
2013	—	1,989,115
Thereafter	—	5,399,531

Total minimum lease payments	$1,049,190	$15,343,644
Less amount representing interest	78,633

Present value of net minimum lease payments	$970,557

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
Overview
RPS has been providing services to the bio–pharmaceutical industry since it was founded in 1994, and has expanded to build an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
The bio–pharmaceutical industry continues to increase its spending on clinical drug development as it looks for the rapid introduction of new, innovative drugs. Further economic pressures including the rising costs of developing a new drug as a result of the increasing complexity, size and duration of trials and recruiting patients have made it more difficult for bio–pharmaceutical companies to generate significant revenues to exceed the development costs of their drugs.
In light of the economic pressures seen by its bio–pharmaceutical clients, the Company believes that its unique model of providing integrated outsourcing solutions is an attractive alternative to traditional outsourcing to CROs as well as to research activities performed in-house.

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
In December 2008, the Company completed the European Acquisitions, as discussed in Note 3 to the financial statements included in this report. The Company believes that its European subsidiaries, which are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, RPS believes its European subsidiaries will provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
In July 2009, the Company completed the Paramax Acquisition, as discussed in Note 3 to the financial statements included in this report. The Company believes that the acquisition of Paramax, which is active in the same fields as RPS, will provide the Company with opportunities in the Asian market and complement its current operations in the Americas and Europe. In addition, RPS believes that Paramax will also provide it with greater scale to meet the growing needs of its customers in the rapidly expanding Asian market for globally integrated clinical research services.
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
The Company accounts for expense reimbursement in accordance with FASB guidance, which requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company.

•	Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. This approach also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company evaluates if its deferred tax assets are realizable on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization is the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.
Effective January 1, 2007, the Company adopted the FASB guidance related to accounting for uncertainty in income taxes. This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.
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
FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. This guidance requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period).
The per–share weighted average fair value of the options granted during the three months ended September 30, 2009 and 2008 respectively were estimated at $0.88 and $1.89, and were $0.87 and $1.98 for the nine months ended September 30, 2009 and 2008 respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.73%	3.21%	2.19%	3.02%
Expected life	6 years	6 years	6 years	6 years

Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock based compensation expense for the three months ended September 30, 2009 and 2008 related to share based service awards was $144,955 and $146,518, respectively, and was $453,630 and $413,771 for the nine months ended September 30, 2009 and 2008 respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of September 30, 2009 was $0.6 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.3 years.
As of September 30, 2009, the aggregate amount of stock–based compensation expense associated with all the options the Company granted since January 1, 2006 determined in accordance with SFAS 123(R) was $2.1 million, net of estimated forfeitures. This amount will be recognized on a straight–line basis over the vesting period of the related options. Under the true–up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.
•	Valuation of Long–lived Assets
Intangible assets consist primarily of non–compete agreements, customer contracts and lists, brand names, and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from the European Acquisitions and the acquisition of Paramax. Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists – five years, brand names — two years, software – three years, and non-compete agreements — six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. If the Company determines that the carrying value of definite lived long–lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008:
Revenues. Service revenues increased 32.1% to $51.7 million for the three months ended September 30, 2009 from $39.1 million for the three months ended September 30, 2008 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies in our Clinical Master Service Provider (“CMSP”) programs in addition to the revenue generated by the recently acquired companies in Europe and China. CMSP revenue for the three months ended September 30, 2009 grew 33.8% over the comparable prior period, and accounted for 64.5% of our total service revenue for the three months ended September 30, 2009.

Reimbursement revenues and offsetting reimbursable out–of–pocket costs fluctuate from period to period due primarily to the level of pass–through expenses in a particular period. Reimbursement revenues and reimbursable out–of–pocket costs increased 14.0% to $5.6 million during the three months ended September 30, 2009 from $4.9 million during the three months ended September 30, 2008. The increase is due primarily to an increase in the number of staff incurred expenses on client programs and an increase related to the European and Paramax Acquisitions.
Direct Costs. Direct costs increased 25.8% to $37.2 million or 71.9% of service revenues for the three months ended September 30, 2009 as compared to $29.6 million or 75.6% of service revenues for the three months ended September 30, 2008. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue is related to increased labor efficiencies that we have implemented. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 43.8% to $11.3 million for the three months ended September 30, 2009 from $7.8 million for the three months ended September 30, 2008 to support the increase in revenues. The primary reason for the increase in SG&A costs was the additional overhead costs of the European Acquisitions which resulted in increases in employee–related costs such as salaries, health benefits and payroll taxes to $6.3 million for the three months ended September 30, 2009 as compared to $4.9 million for the three months ended September 30, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $1.3 million for the three months ended September 30, 2009 as compared to $0.8 million for the three months ended September 30, 2008.
Depreciation and amortization expense. Depreciation and amortization expense increased 96.8% to $0.9 million for the three months ended September 30, 2009 as compared to $0.4 million for the three months ended September 30, 2008 due primarily to an increase in the depreciable asset base and amortization of intangible assets related to the European Acquisitions.
Income from operations. Income from operations increased to $2.3 million for the three months ended September 30, 2009 as compared to income from operations of $1.3 million for the three months ended September 30, 2008. The increase is attributable to additional leveraging of fixed costs of a larger revenue base.
Interest income and expense. There was $105,000 of interest income during the three months ended September 30, 2009 as compared to interest income of $94,000 during the three months ended September 30, 2008 due to the level of investable cash on hand during the third quarter of 2009. Interest expense increased to $287,000 for the three months ended September 30, 2009 from $91,000 during the three months ended September 30, 2008. The increase is due to the interest expense calculated on the outstanding balance on our line of credit.
Provision for income taxes. The provision for income taxes for the three months ended September 30, 2009 increased to $1.2 million as compared to a provision of $0.5 million for the three months ended September 30, 2008. The increase in the provision is due to both an increase in taxable income in the United States during the period, as well as an increase in the overall effective tax rate. The effective tax rate increased as we are not recording a tax benefit for net operating losses generated in certain foreign subsidiaries as we may not realize the tax benefit of these operating losses.
Net income. As a result of the factors discussed above, net income for the three months ended September 30, 2009 increased to $1.0 million or $0.03 per share, basic and diluted, from net income for the three months ended September 30, 2008 of $0.7 million or $0.02 per share, basic and diluted.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008:
Revenues. Service revenues increased 23.8% to $145.4 million for the nine months ended September 30, 2009 from $117.5 million for the nine months ended September 30, 2008 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies in our CMSP programs in addition to the revenue generated by recently acquired companies in Europe and China. CMSP revenue for the nine months ended September 30, 2009 grew 24.7% over the comparable prior period, and accounted for 62.5% of our total service revenue for the nine months ended September 30, 2009.
Reimbursement revenues and offsetting reimbursable out–of–pocket costs fluctuate from period to period due primarily to the level of pass–through expenses in a particular period. Reimbursement revenues and reimbursable out–of–pocket costs increased 24.7% to $16.5 million during the nine months ended September 30, 2009 from $13.2 million during the nine months ended September 30, 2008. The increase is due primarily to an increase in the number of staff incurred expenses on client programs and an increase related to the European Acquisitions.
Direct Costs. Direct costs increased 19.8% to $105.3 million or 72.5% of service revenues for the nine months ended September 30, 2009 as compared to $87.9 million or 74.9% of service revenues for the nine months ended September 30, 2008. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenues is related to increased labor efficiencies that we have implemented. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
Selling, general and administrative expenses. SG&A increased 42.4% to $32.4 million for the nine months ended September 30, 2009 from $22.7 million for the nine months ended September 30, 2008 to support the increase in revenues. The primary reason for the increase in SG&A costs was the additional overhead costs of the European Acquisitions which resulted in increases in employee–related costs such as salaries, health benefits and payroll taxes to $18.6 million for the nine months ended September 30, 2009 as compared to $14.0 million for the nine months ended September 30, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $4.0 million for the nine months ended September 30, 2009 as compared to $2.6 million for the nine months ended September 30, 2008.
Depreciation and amortization expense. Depreciation and amortization expense increased 107.1% to $2.6 million for the nine months ended September 30, 2009 as compared to $1.2 million for the nine months ended September 30, 2008 due primarily to an increase in the depreciable asset base and amortization of the intangible assets related to the European Acquisitions.
Income from operations. Income from operations decreased to $5.1 million for the nine months ended September 30, 2009 as compared to income from operations of $5.5 million for the nine months ended September 30, 2008. The decrease is attributable an increase in our SG&A costs as described above related to our integration of the European Acquisitions.
Interest income and expense. Interest income was $0.3 million during the nine months ended September 30, 2009 and September 30, 2008 due to the level of investable cash on hand. Interest expense increased to $0.8 million for the nine months ended September 30, 2009 from $0.2 million during the three months ended September 30, 2008. The increase is due primarily to the interest expense related to the borrowings on our line of credit.
Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2009 increased to $2.7 million versus a provision of $2.3 million for the nine months ended September 30, 2008. The increase in the provision is due to both an increase in taxable income in the United States during the period, as well as an increase in the overall effective tax rate. The effective tax rate increased as we are not recording a tax benefit for net operating losses generated in certain foreign subsidiaries as we may not realize the tax benefit of these operating losses.

Net income. As a result of the factors discussed above, net income for the nine months ended September 30, 2009 decreased to $2.0 million or $0.05 per basic and diluted share, for the nine months ended September 30, 2009 from net income of $3.2 million for the nine months ended September 30, 2008 or $0.10 per basic share and $0.09 per diluted share.
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
The Company’s expected primary cash needs on both a short and long–term basis are for capital expenditures, expansion of services, possible future acquisitions, global expansion, working capital and other general corporate purposes.
At September 30, 2009 the Company maintained a working capital line of credit with a bank, with a maximum potential borrowing capacity of $30.0 million. At September 30, 2009, there were $12.0 million in outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 2% (4.75% at September 30, 2009). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At September 30, 2009, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At September 30, 2009, the Company had available cash and cash equivalent balances of $6.2 million and working capital of $20.7 million, which the Company believes will provide sufficient liquidity for the next twelve months.
During the nine months ended September 30, 2009, the Company’s operating activities used cash of $1.8 million, a further use of $1.4 million from the corresponding amount for the nine months ended September 30, 2008. The operating activities use of cash during the nine month period can be attributed to an increase in both the amount of revenue to be collected and the time it takes to collect that revenue, as reflected in the accounts receivable. Accounts receivable, net of allowance for doubtful accounts, increased $7.3 million, or 16.8%, to $50.8 million at September 30, 2009 from $43.2 million at December 31, 2008. In addition, during the nine months ended September 30, 2009, the Company used cash in other operating assets and liabilities of $3.1 million consisting primarily of $0.6 million in accounts payable and $2.6 million in customer deposits, as well as noncash charges of $0.3 million of deferred taxes. These uses of cash were offset by net income for the nine months ended September 30, 2009 of $2.0 million, a $1.8 million increase in deferred revenue, a $1.8 million increase in accrued expenses and other liabilities, along with noncash charges of $0.5 million related to stock based compensation and $2.6 million related to depreciation and amortization.
Cash used in investing activities for the nine months ended September 30, 2009 totaled $2.1 million, consisting primarily of $3.1 million paid during the year relating to the European Acquisitions and the Paramax Acquisition, and $1.6 million for the purchase of property and equipment, which was offset by the increase in restricted cash of $2.6 million.
Cash provided by financing activities for the nine months ended September 30, 2009 totaled $3.9 million, consisting primarily of $4.5 million in net borrowings on the Company’s line of credit which was offset by $0.6 million in principal payments on capital lease obligations.

Contractual Obligations
Set forth below is information concerning our known contractual obligations as of September 30, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 year	1–3 Years	3–5 Years	5 years
Contractual Obligations
Capital leases	$1,049,190	$151,062	$893,538	$4,590	—
Operating leases	$15,343,644	829,524	4,868,134	4,246,455	5,399,531

Total	$16,392,834	$980,586	$5,761,672	$4,251,045	$5,399,531

Off–Balance Sheet Arrangements
At December 31, 2008, RPS was not a party to any off–balance sheet arrangements as defined by Regulation S–K Item 303(a)(4)(i), promulgated under the Exchange Act.
Inflation
Certain of RPS’ revenues are earned under long–term contracts (having terms in excess of one year) and generally include an inflation or cost of living adjustment for the portion of services to be performed one year from the contract date. As a result, RPS believes that the effects of inflation generally do not have a material effect on its operations or financial condition.
Recently Issued Accounting Standards
The Company adopted new accounting guidance on fair value measurements effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted this guidance as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of September 30, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of this guidance for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of September 30, 2009. The provisions of this guidance will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance.
In December 2007, the FASB issued new guidance related to business combinations. This guidance retains the fundamental requirements of existing guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. This guidance was effective for the Company beginning January 1, 2009 and the impact of the adoption of this guidance depends upon the nature and terms of business combinations that the Company consummates on or after January 1, 2009.
In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting The Company adopted this new guidance effective January 1, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial condition.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009 and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. We have evaluated subsequent events through November 13, 2009, the date of issuance of our consolidated balance sheet and results of operations.
In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated balance sheet and results of operations.
In June 2009, FASB Accounting Standards Codification (Codification) was issued, effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes literature of the FASB, Emerging Issues Task Force and other sources. The Codification did not change U.S. generally accepted accounting principles. The implementation of this standard did not have a material impact on our consolidated balance sheet and results of operations.

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
Approximately 16% and 16% of our net revenues for the three months and nine months ended September 30, 2009 respectively, were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
A number of large bio-pharmaceutical companies have recently completed mergers or other acquisitions that will consolidate the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. Our clients, Wyeth and Schering-Plough, which represented 17% and 12% of our service revenues during the nine months ended September 30, 2009, respectively, and 16% and 10% of our service revenues during the three months ended September 30, 2009, respectively, have recently been acquired by other large bio-pharmaceutical companies. As the integration of these acquisitions continues, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions and subsequent integration, but any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.
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
In addition, for the nine months ended September 30, 2009, our top five clients represented approximately 48% of service revenues and our twenty top clients comprised approximately 78% of service revenues. For the nine months ended September 30, 2009, our largest customer was responsible for 17% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of September 30, 2009 was $156.8 million, of which approximately $105.3 million is not expected to be realized in 2009.

Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors and cause stockholders to own “odd lots” of shares.
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-for-four, to be determined by our Board of Directors. Our stock is not currently listed on any national securities exchange or automated quotation system, so the market price of the stock would not be affected by such a reverse stock split. However, the book value of our stock would be affected, and if the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors.
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
We held a special meeting of our stockholders on August 26, 2009 at our corporate headquarters at 520 Virginia Drive, Fort Washington, Pennsylvania 19034. The following proposals were submitted to our stockholders:
•	Proposal One: approval of the cancellation of admission of our common stock from trading on AIM on or about September 4, 2009; and
•	Proposal One-W: approval of the cancellation of admission of our warrants from trading on AIM on or about September 4, 2009.
The results of voting on Proposal One and Proposal One-W is as follows:

Proposal	Votes For	Votes Against	Votes Abstaining
Proposal One: Cancellation of admission of our common stock from trading on AIM	29,268,826	5,453	0	(1)
Proposal One-W: Cancellation of admission of our warrants from trading on AIM	100,000	0	4,826	(2)

(1)	Represents the number of stockholder proxies marked and returned as abstaining from voting. The number of votes abstaining does not include the 8,003,529 stockholder proxies that were not returned and therefore did not cast a vote.

(2)	Represents the number of warrant holder proxies marked and returned as abstaining from voting. The number of votes abstaining does not include the 1,252,353 warrant holder proxies that were not returned and therefore did not cast a vote.
All proposals put to the stockholders were approved. The warrant holders did not approve cancellation of the admission of the warrants on AIM.

Item 5.	Other Information.
On July 9, 2009, our wholly owned subsidiary, ReSearch Pharmaceutical Services, LLC, as the successor by merger to our predecessor company, ReSearch Pharmaceutical Services, Inc., a Pennsylvania corporation (“Former RPS”), entered into an amendment to the Credit Agreement by and between Former RPS and PNC Bank, N.A. The Credit Agreement provided for $15,000,000 of available borrowings, subject to certain borrowing base restrictions. Borrowings under the Credit Agreement required interest at the Federal Funds open rate, as defined, plus 1%. The Credit Agreement was secured by all corporate assets and also contains financial and non-financial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity.

Under the Amended Credit Agreement, the available borrowings were increased to $30,000,000, the termination date was extended to October 31, 2012, the interest rate on outstanding borrowings was increased to the Federal Funds open rate, as defined, plus 2%, and the facility, collateral evaluation, collateral monitoring, and related fees were increased. All other material terms of the Credit Agreement, including a security interest in all corporate assets, remain unchanged.
We remain the guarantor of all of the obligations of ReSearch Pharmaceutical Services, LLC under the Amended Credit Agreement.
The foregoing description of the Amended Credit Agreement is qualified in its entirety by reference to the full text of the Amended Credit Agreement, attached hereto as Exhibit 10.1.

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

Date: November 13, 2009	ReSearch Pharmaceutical Services, Inc.
	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance and Chief Financial Officer

Exhibit No.	Description
10.1	Third Amendment to Revolving Credit and Security Agreement

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.