Form 10-K
period 2009-12-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2010-03-24
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
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
(Title of class)
Warrants to purchase Common Stock
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,502,560 based on the closing price as reported on the Alternative Investment Market of the London Stock Exchange.
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at March 22, 2010
Common Stock, par value $0.0001 per share	37,278,352
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2009.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

PART I
Item 1. Business
We provide a broad range of integrated clinical development solutions and services to our bio-pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services. These services support the design, initiation and management of our clients’ clinical trial programs that are required as part of the regulatory approval process for bio-pharmaceutical products. We perform services in connection with trials in many therapeutic areas, including cardiovascular, oncology, infectious diseases, neurology, allergy/immunology, endocrinology/metabolism, gastroenterology, obstetrics/gynecology, orthopedics, pediatrics and psychiatry. We have derived substantially all of our revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries.
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
Old RPS was originally incorporated under the name ReSearch Pharmaceutical Search, Inc. in Pennsylvania on November 21, 1994. Old RPS changed its name to ReSearch Pharmaceutical Services, Inc. on March 10, 2003. Longxia Acquisition, Inc., a wholly owned subsidiary of Cross Shore, merged with and into Old RPS with Old RPS being the surviving corporation. Old RPS subsequently merged with and into a wholly-owned subsidiary of Cross Shore on August 30, 2007. As a result of this merger, Old RPS became ReSearch Pharmaceutical Services, LLC a limited liability company organized under the laws of Delaware, and Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc. RPS is now a holding company for, and conducts all of its operations through its wholly-owned subsidiary, ReSearch Pharmaceutical Services, LLC. On September 4, 2009, RPS delisted its common stock from AIM following approval of the delisting by the requisite number of shareholders. Trading in RPS’ warrants to purchase common stock, also listed on AIM, was suspended following delisting of the common stock, and the warrants were delisted on October 5, 2009. RPS common stock and warrants are no longer traded on AIM, but remain transferable as described in the proxy statement which was mailed to shareholders and warrant holders on July 24, 2009, and subject to applicable securities laws. The business of ReSearch Pharmaceutical Services, LLC is now the sole business of RPS. As used herein, unless the context otherwise requires or specifies, RPS, the registrant, its wholly-owned direct and indirect subsidiaries, and together with Old RPS, are referred to in this Annual Report as “we,” “us,” “our,” and the “Company.”
Our operations are based primarily in the Americas, Europe and Asia with wholly owned subsidiaries in over 40 countries around the world. We continue to evaluate expanding our operations into other markets across the world.
In December 2008, the Company completed the acquisitions of three European companies (the “European Acquisitions”) located in Spain, France and Germany. In July 2009, the Company completed the acquisition of Paramax International which is located in China (the “Paramax Acquisition”). The acquisitions of the four companies, which are active in the same areas as RPS, provide the Company with opportunities in the European and Asian markets and complement its current operations in the Americas. In addition, the acquisitions provide RPS with greater scale to meet the growing needs of its clients in the rapidly expanding market for globally integrated clinical research services.
Our senior management team is composed of highly experienced veterans of the clinical research organization (“CRO”), pharmaceutical and outsourcing industries. Daniel M. Perlman, our chief executive officer, has over 19 years of experience in outsourcing services to the pharmaceutical industry, and Dr. Harris Koffer, our president and chief operating officer, has over 27 years of experience in clinical drug development.

Business Overview
RPS employs a next generation CRO business model, serving biotechnology and pharmaceutical companies, which we collectively refer to as the bio-pharmaceutical industry. Our innovative business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within our clients’ clinical development infrastructure. The development of our next generation CRO concept began in 1999, when we initiated a plan to build the industry’s largest personnel resourcing engines that, coupled with our specialized clinical infrastructure, would meet the varied needs of small, medium and large bio-pharmaceutical companies.
We focus our solutions primarily on our clients’ Phase II through Phase IV clinical development programs (which encompass trials on new drug compounds through late-stage post-marketing trials). Unlike a traditional CRO, which solely targets the outsourced portion of this market, we integrate our clinical trial professionals into various levels of our clients’ operations, allowing us to target both the outsourced and in-house components of our clients’ Phase II through Phase IV clinical trial needs.
We differentiate ourselves through our ability to deliver client-specific flexibility, offering both solutions that are fully integrated with our clients’ infrastructure and those that encompass more traditional outsourcing programs. Our fully integrated solutions allow our clients to outsource those portions of the clinical development process for which the greatest efficiencies and savings can be realized, while maintaining control over key medical and regulatory functions. This close collaboration means that our solutions are not limited to just one client project or protocol, but can cover the entire breadth of our clients’ drug development pipeline. By embedding ourselves within our clients’ infrastructure, we create a strategic and inter-dependent relationship which allows us to anticipate our clients’ clinical trial demands and efficiently deploy our skilled clinical professionals to meet our clients’ needs.
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
Our business model has evolved over time. In 2004, while continuing to provide services under our next generation CRO model, including clinical development solutions, project-based CRO services, and other outsourcing services, we continued the evolution of our model with the introduction of the Clinical Master Service Provider (“CMSP”) solutions. CMSP solutions are long-term, strategic relationships developed with the senior management of a client’s clinical, financial and procurement departments that generally involve a partial or full ‘carve-out’ of functional areas of the client’s development effort. CMSP solutions currently represent our fastest growing service area. CMSP revenues grew 24.7% to $123.6 million for the year ended December 31, 2009 and 56.3% to $99.1 million for the year ended December 31, 2008 over the comparable prior periods. Payroll related and other direct costs to provide CMSP services grew consistently with the growth in revenues, increasing 16.1% to $85.6 million for the year ended December 31, 2009 and 57.8% to $73.7 million for the year ended December 31, 2008 over the comparable prior periods. Our CMSP solutions provide fully integrated resource, implementation and management services to bio-pharmaceutical clients, within and across functions in support of their full pipeline of research and development for Phase II through Phase IV drug trials. The CMSP solution embeds our employees into the operations of the client - working in partnership with the management and employees of our bio-pharmaceutical clients.
Our first CMSP contract was signed in 2005, with significant build-out and expansion commencing in both North America and Latin America throughout 2006. From 2006 through 2009, we added a number of new CMSP clients, including several large and mid-sized bio-pharmaceutical companies. In December 2008 we completed the European Acquisitions, and in July 2009 we completed the Paramax Acquisition, which provide the Company with opportunities in the European and Asian markets and complement its current operations in the Americas.

We view our operations, manage our business, and report our financial information as one operating segment, as that term is defined under generally accepted accounting principles. As such, we report our financial information, including revenues, net income or loss, and total assets, as it pertains to our entire business of clinical development services to our bio-pharmaceutical industry clients including clinical trial project management, site management and study monitoring, patient enrollment, data collection and management, statistical analysis and report writing, quality assurance, and regulatory and medical affairs services. Our financial information and financial statements are set forth in this Annual Report under the headings entitled “Selected Consolidated Financial Data” contained in Part II, Item 6 and “Financial Statements and Supplementary Data” contained in Part II, Item 8.
Proprietary Technology
Although we have developed a number of processes that enable us to deliver services efficiently, our business is not dependent on any particular patents or other intellectual property. We have developed a proprietary database used to recruit employees for our clients. We are organized into six “niche” specialty recruiting teams: clinical research; biometrics; regulatory affairs, safety and medical writing; physicians; scientific and analytical chemistry; and health outcomes and pharmacoeconomics. Each team is staffed by a marketing recruiter, a project leader, senior recruiters, recruiters and researchers. We refer to each team as an “engine,” whose niche expertise and experience provides the ability to identify, develop and process candidates. Over the years, we have developed a database of over 160,000 clinical trial professionals. This database contains not only general contact information for candidates, but also includes specific candidate job requirements such as travel preferences and salary requirements, work history, current clinical trials experience, specialty and sub-specialty information. To ensure security of the data, our database system has both physical and application security restrictions, as well as role-based access restrictions. We are not aware of another provider of outsourcing services to the bio-pharmaceutical industry with a database comprising the depth or breadth of our staffing engines for functions tied to the drug development process.
Clients
We provide development services to, among others, the bio-pharmaceutical industry. Our current clients range from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations.
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
Many of our contracts may be terminated by the client either immediately or upon short notice. These contracts typically require payment to us of expenses to wind down a program and payment of our fees earned to date.
Our revenues depend on the outsourcing trends and the research and development expenditures of the bio-pharmaceutical industry. The majority of our revenues and accounts receivable are derived from pharmaceutical companies located in the United States. Our dependence on certain clients for a percentage of our revenue and our net revenue backlog are discussed in this Annual Report under the sections entitled “Risk Factors” contained in Part I, Item 1A and “Financial Statements and Supplementary Data” contained in Part II, Item 8. As discussed in more detail in those sections, a significant portion of our service revenues are represented by relatively few of our clients. The loss of these clients or the loss or reduction in scope of a single material contract or several smaller contracts with these clients could materially adversely affect our results of operations, revenues, or cash flow. Our largest client, Pfizer, including its wholly owned subsidiary Wyeth, accounted for approximately 17% of service revenues during the year ended December 31, 2009, and Wyeth accounted for approximately 20% and 23% of service revenues during years ended December 31, 2008, and 2007, respectively. Pfizer, including its wholly owned subsidiary Wyeth, represented approximately 16% of accounts receivable balance at December 31, 2009, and Wyeth represented approximately 13% of the accounts receivable balance at December 31, 2008. Our second largest client, Merck, along with its wholly owned subsidiary Schering Plough, accounted for approximately 16% of service revenues during the year ended December 31, 2009, and Schering Plough accounted for approximately 12% of service revenues during the year ended December 31, 2008. Merck, along with its wholly owned subsidiary Schering Plough, represented approximately 17% of the accounts receivable balance at December 31, 2009, and Schering Plough represented approximately 8% of the accounts receivable balance at December 31, 2008. Additionally, AstraZeneca, accounted for approximately 12% of service revenues during the year ended December 31, 2008. AstraZeneca represented approximately 14% of the accounts receivable balance at December 31, 2008. We provide Pfizer, Wyeth, Schering Plough, Merck and AstraZeneca with our CMSP solutions.

Competition
The CRO industry has many participants ranging from hundreds of small, limited-service providers to a limited number of full service contract research organizations with global capabilities. We primarily compete against in-house clinical development departments of pharmaceutical companies, full-service and limited service CRO’s and, to a lesser extent, selected universities and teaching hospitals.
Our significant competitors include, among others, Covance Inc., PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC., eResearch Technology, Inc., PRA International, i3 Research, and Pharmanet Development Group Inc.
There is competition for clients on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; and size.
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
Employees
As of December 31, 2009, we had approximately 2,100 staff located throughout North America, Latin America, Europe and the Asia-Pacific region.

Item 1A. Risk Factors
We depend on the bio-pharmaceutical industry for substantially all of our revenue. Factors or trends affecting that industry could adversely affect our business.
We provide services and solutions to the bio-pharmaceutical industry and our revenues depend on the outsourcing trends and research and development expenditures of the bio-pharmaceutical industry. Economic factors and industry trends that affect companies in the bio-pharmaceutical industry affect our business. In the past, mergers, product withdrawals, liability lawsuits, product failures, governmental regulations, and other factors in the bio-pharmaceutical industry appear to have slowed decision-making by bio-pharmaceutical companies and delayed drug development projects. The continuation of or increases in these trends could have an adverse effect on our business.
Bio-pharmaceutical industry consolidation may adversely affect our business.
A number of large bio-pharmaceutical companies have recently completed mergers or other acquisitions that have consolidated the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. For example, our clients, Wyeth (now a wholly-owned subsidiary of Pfizer) and Schering Plough (now a wholly-owned subsidiary of Merck), which represented 17% and 16% of our service revenues during the fiscal year ended December 31, 2009, respectively, have recently been acquired by other large bio-pharmaceutical companies. As the integration of these acquisitions continues, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these or similar acquisitions and subsequent integration, but any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.
We compete with existing in-house personnel employed by our clients, and use of these personnel could reduce our revenues.
The use of in-house personnel by current or potential clients to perform the functions that we perform for these clients could have an adverse effect on our business. The increased use of in-house personnel would decrease the likelihood that we would obtain additional new contracts or extensions of existing contracts to participate in our clients’ drug development process, which could eliminate or substantially reduce our revenues.
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
A substantial percentage of our revenue is attributable to a relatively small number of clients. The loss of, or reduction in services provided to, these clients could adversely impact our revenues.
For the year ended December 31, 2009, our top five clients represented approximately 54% of service revenues and our twenty top clients comprised approximately 82% of service revenues. For the year ended December 31, 2009, our two largest clients, Pfizer, including its wholly-owned subsidiary Wyeth, and Merck, including its wholly-owned subsidiary Schering Plough, were each responsible for approximately 17% and 16% of our service revenues, respectively. The loss of either or both of our largest clients, or the loss or reduction in scope of one or more material contracts or several smaller contracts of any of our top five clients, could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly, our aggregate backlog is not a necessarily meaningful indicator of future results. Our total backlog as of December 31, 2009 was $231.6 million, of which approximately $43.1 million is not expected to be realized in 2010.
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
Outsourcing to the bio-pharmaceutical industry is highly competitive, and our failure to compete could harm our business.
We compete with a wide range of providers of outsourcing services to the bio-pharmaceutical industry, including small, niche providers and full-service global contract research organizations. Outsourcing service providers compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. A number of our competitors possess substantially greater resources than we do, which may adversely affect our competitive position within the industry. Additionally, many of our current and potential clients have in-house capabilities to perform services that we also provide and may elect to perform such services themselves, which would increase competitive pressure on us, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We believe that our success will depend on the continued employment of our senior management team, which has significant experience in the administration of bio-pharmaceutical services businesses. Our future business and financial results could be adversely affected if the services of members of our senior management or other key managers cease to be available. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. If any of our key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our services. In addition, we cannot assure you that a court would enforce the non-competition provisions in our employment agreements with our senior management. Further, if non-competition provisions were enforced, they are limited in time and scope and we cannot assure you that the provisions would adequately protect our business.
We may not be able to expand through acquisitions successfully.
We evaluate from time to time acquisition opportunities globally and in the United States in order to increase market share and presence in servicing the bio-pharmaceutical industry. Our ability to grow successfully through acquisitions could be affected by, among other things, the following:
•	Identification of acquisition targets. We may have difficulty identifying suitable acquisition opportunities and successfully consummating proposed transactions.
•	Competition for acquisitions. Competition in the acquisition market could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive.
•	Financing of acquisitions. We may not be able to obtain necessary financing or may need to incur significant cash expenditures to consummate desirable strategic acquisitions.
•	Expense of acquisitions. The costs and expenses of acquisitions, including integration expenses and exposure to unforeseen liabilities, could have a material adverse effect on our financial condition and results of operations and the overall effectiveness of our acquisitions.

•	Integration of acquisitions. We may experience difficulty integrating completed acquisitions. The process of integrating acquired businesses may involve unforeseen difficulties and may require significant financial and other resources and a disproportionate amount of management’s attention. We may not be able to successfully manage and integrate new businesses or technologies into our existing operations or successfully maintain the market share attributable to any acquired businesses.
To the extent that we are unable to successfully execute our acquisition strategy, or our recent acquisitions do not prove to be accretive, it may have an adverse effect on our ability to expand domestically and internationally and may ultimately have a negative impact on our business and financial condition.
Our international operations are subject to numerous risks.
We have international operations in Canada, South America, Latin America, Europe and the Asia-Pacific region, and we intend to develop our operations globally through acquisitions and subsequent organic growth based on client demand. Our current foreign operations and our future foreign operations are subject to risks inherent in operating in foreign countries, including government regulations, currency restrictions and fluctuations, other restraints, burdensome taxes and political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may have a material adverse effect on our ability to operate in and contract with persons in such countries.
Further, our financial statements are denominated in U.S. dollars. As a result, factors associated with current and future international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. For the fiscal year ended December 31, 2009, we generated approximately 17% of our revenue from our foreign operations. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including foreign currency translation risk related to our revenue and expenses of foreign operations being generally denominated in local currencies, and foreign currency transaction risk related to our foreign contracts that may be denominated in a currency other than the currency in which we incur expenses related to such contracts. In addition, as a result of the European Acquisitions and Paramax Acquisition, we have increased our number of paid personnel in foreign countries significantly, and fluctuations in foreign currency exchange rates could increase our employee compensation expenses in those foreign countries accordingly. In the future, we may seek to limit these risks through exchange rate fluctuation provisions in our contracts, or by hedging our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure that we will be able to favorably reduce our currency transaction risk associated with our contracts.
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
Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies, including the current healthcare reform legislation pending in the U.S. Congress. Healthcare reform could reduce demand for our services and products, and, as a result, reduce our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive healthcare reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that bio-pharmaceutical companies can charge for prescription drugs. Any such legislation could cause our discovery and development clients to spend less on research and development. Similarly, pending or future healthcare reform proposals outside the U.S. could negatively impact our revenues from our international operations.
Our business and the businesses of our clients are subject to extensive regulation, and the results of operations could be harmed if regulatory standards change significantly or if we fail to maintain compliance with evolving, complex regulations.
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
Unstable global economic conditions, including the recent recession in the United States and the continuing financial crisis in the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce client demand for some of our services or the ability of third parties to provide services critical to our business, which could cause our revenue to decline. Also, our clients, particularly smaller bio-pharmaceutical companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if economic conditions persist or decline, our operating results and financial condition could be adversely affected.

Our clinical research services create a risk of liability and, if we were required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity, it could cause material harm to our business.
Clinical research services by bio-pharmaceutical companies involve the testing of new drugs, biologics, and devices on human volunteers, and, if marketing approval is received for any of their drug, biologic and device candidates, their use by patients. This testing by bio-pharmaceutical companies creates risks of liability for personal injury, sickness or death of patients resulting from their participation in the study. These risks include, amongst other things, unforeseen adverse side effects, improper application or administration of a new drug or device, and the professional malpractice of medical care providers. Many volunteer patients are already seriously ill and are at heightened risk of future illness or death. In connection with providing contract research services, we contract, together with our clients, with physicians to serve as investigators in conducting clinical trials on human volunteers. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that, in the event of the personal injury or death of persons participating in clinical trials, we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we or our client contract. We also could be held liable for errors or omissions in connection with the services we perform. While we believe our current insurance coverage is adequate, our business could be materially harmed if we were required to pay damages or bear the costs of defending any claim outside the scope of, or in excess of, the contractual indemnification provided by our agreements with our clients that is beyond the level or scope of insurance coverage in effect, or if an indemnifying party does not fulfill its indemnification obligations, or if indemnification agreements are not enforced in accordance with their terms.
Our business could be harmed if we are unable to manage growth effectively.
We have experienced growth and believe that sustained growth places a strain on operational, human, and financial resources. To manage our growth, we must continue to improve operating and administrative systems and services and attract and retain qualified management, professional, scientific, and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable costs are instrumental to our success. We cannot give any assurances that we will be able to attract and retain qualified personnel. We cannot give any assurance that we will be able to enhance our current technology or obtain new technology that will enable systems to keep pace with developments and the sophisticated needs of our clients. The nature and pace of our growth introduces risks associated with quality control and client dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language and cultural barriers. It is also possible that with any future acquisitions, we will assume the liabilities and problems of the acquired entity. We anticipate additional growth in the future and may face integration and related issues. Failure to manage growth effectively could have an adverse effect on us.
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
Our database of clinical trial professionals and pharmaceutical company profiles is a key element in our ability to compete with other providers of outsourcing services to the bio-pharmaceutical industry. The loss, damage, or misappropriation of our database could result in our inability to meet our contractual obligations with our clients, a loss of a competitive edge with other outsourcing service providers, a loss of potential growth opportunities, and may have a material adverse effect on our business, results of operations, financial conditions, and cash flow.

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
We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our U.S. based employees. Significant increases in the effective rates of any payroll-related costs, or the imposition of additional or new payroll related costs, likely would have a material adverse effect upon profitability. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.
We are a holding company and derive substantially all of our cash flow from our subsidiaries.
We rely upon revenues and distributions from our subsidiaries to generate the funds necessary to meet our obligations. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient funds in such subsidiaries and applicable state laws. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and claims of our creditors and shareholders. In addition, we have pledged the ownership interests in ReSearch Pharmaceutical Services, LLC to a bank as security for our line of credit, and therefore, if we are in default of any of the provisions of our agreement for the line of credit, our bank could foreclose on the pledged ownership interests of ReSearch Pharmaceutical Services, LLC. If the bank were to foreclose on the pledged ownership interests, we would no longer be entitled to receive revenues or distributions from our U.S. operating subsidiaries, which would have a material adverse effect on our business, results of operations, financial conditions, and cash flow.
There is no trading market for our common stock and warrants, and our stockholders may not be able to resell their securities.
There is currently no public market for shares of our common stock or warrants. Our common stock and warrants were listed on AIM until, at a special meeting of our stockholders and warrant holders on August 26, 2009, we received approval from the requisite percentage of our stockholders to delist our common stock from AIM. The warrant holders did not approve our proposal to delist our warrants from AIM. On September 4, 2009, our common stock was delisted from AIM and our nominated advisor resigned from its position and trading of our warrants on AIM was suspended. We did not appoint another nominated advisor within one month of the suspension of trading of our warrants and the listing of our warrants was cancelled on October 5, 2009. We cannot predict when or whether our common stock or warrants may be listed on a securities exchange in the future. Accordingly, stockholders and warrant holders may run the risk of illiquidity in their stock and warrant ownership and be unable to sell their stock and warrants.

Our securities are volatile.
Investors should be aware that the value of our stock may be influenced by many factors, some of which may be specific to us and some of which may affect companies generally, including the depth and liquidity of the market, if any, in which our stock is traded, our performance, a large or small volume of trading in the stock, legislative changes and general economic, political or regulatory conditions, and that the prices may be volatile and subject to extensive fluctuations. The value of an investment in our company may increase or decrease; therefore investors may realize less than, or lose all of, their investment.
The exercise of the our outstanding warrants and options may have an adverse effect of the market price of our stock.
Approximately 1.4 million warrants and approximately 2.9 million options for our stock are currently outstanding. In addition, we cannot assure investors that the holders of our stock subject to lock-up restrictions will not sell substantial amounts of their stock upon any waiver, expiration or termination of the restrictions. The sale or even the possibility of sale of such stock or the stock underlying the warrants and options could have an adverse effect on the price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.
Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors, decrease our market capitalization, and cause stockholders to own “odd lots” of shares.
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-for-four, to be determined by our Board of Directors. Our stock is not currently listed on any market or quotation system, so the market price of the stock would not be affected by such a reverse stock split. However, the book value of our stock would be affected, and if the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors.
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
Due to U.S. securities law requirements, the stock and warrants will be represented by definitive certificates. The lack of a fully electronic trading mechanism may reduce the liquidity of the securities due to consequential delays in the settlement of sales.
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
In addition to our headquarters, we lease additional office space in Fort Washington, Pennsylvania, as well as office space in Buenos Aires, Argentina, Bogota, Colombia, Mexico City, Mexico, Sao Paolo, Brazil, Barcelona and Madrid, Spain, Nuremburg, Germany, Boulogne, France and Beijing, China.
Item 3. Legal Proceedings
We are party to lawsuits and administrative proceedings incidental to the normal course of our business. We do not believe that any liabilities related to such lawsuits or proceedings will have a material effect on our financial condition, results of operations or cash flows.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock and warrants were traded on AIM (symbol: RPSE for our common stock and RPSW for our warrants) until September 5, 2009 and October 4, 2009, respectively. At a special meeting of stockholders and warrant holders on August 26, 2009, we received approval from the requisite percentage of our stockholders to delist our common stock from AIM. The warrant holders did not approve our proposal to delist our warrants from trading on AIM. Upon the date of delisting of our common stock from AIM, our nominated advisor resigned from its position and trading of our warrants on AIM was suspended. We did not appoint another nominated advisor within one month after the suspension of our warrants from trading on AIM and the listing of our warrants on AIM was cancelled on October 4, 2009. Due to the limited quotations of our common stock and warrants on AIM while listed, AIM is not considered an “established public trading market” as that term is defined in Regulation S-K, Item 201(a)(1)(i). Our common stock and warrants are not currently traded on any established public trading market.
As of March 24, 2010, there were approximately 101 record holders of our common stock and 14 holders of our warrants. Because some of our shares of common stock may be held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
We have not paid any cash dividends on our common stock or warrants in our history of operation. Declaration and payment of cash dividends constitutes an event of default in accordance with the covenants in our credit agreement, as amended, with PNC Bank, N.A. We do not currently intend to pay cash dividends on our common stock or warrants in the foreseeable future, but rather, currently intend to reinvest earnings in our business.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders	2,595,485	$1.79	4,196,786	(1)
Equity compensation plans not approved by security holders (2)	—	—	—
Total	2,595,485	$1.79	4,196,786

(1)	The figure in this table represents the number of unissued options as of December 31, 2009. The 2007 Incentive Plan is described in Note 13 to the financial statements.

(2)	None of our 1,357,179 currently outstanding warrants or our 186,667 currently outstanding Underwriter Purchase Options (“UPOs”) were issued pursuant to an employee benefit plan or individual compensation arrangement, and are therefore not included in this table. The terms and exercise of UPOs and warrants are described in Note 11 to the financial statements.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except earnings per share data)
Statements of Operations Data:
Service revenue	$200,472	$156,967	$120,459	$84,418	$62,799
Reimbursement revenue	23,696	18,086	13,924	10,273	8,074

Total revenue	224,168	175,052	134,383	94,691	70,873

Costs and expenses
Direct costs	145,209	117,707	87,650	61,365	45,744
Reimbursable out-of-pocket costs	23,696	18,086	13,924	10,273	8,074
Selling, general and administrative expenses	44,798	31,290	26,787	19,070	16,747
Depreciation and amortization	3,723	1,750	1,143	901	864

Income (loss) from operations	6,742	6,219	4,879	3,082	(556)
Interest and other (income) expense, net	562	(42)	5,786	1,245	1,127

Net income (loss) before provision for income taxes	6,180	6,261	(907)	1,837	(1,683)

Provision for income taxes	3,560	2,518	1,508	45	—

Net income (loss)	2,620	3,743	(2,415)	1,792	(1,683)
Accretion of preferred stock	—	—	(321)	(485)	(485)

Net income (loss) applicable to common shares	$2,620	$3,743	$(2,736)	$1,307	$(2,168)

Basic earnings per share	$0.07	$0.11	$(0.19)	$0.24	$(0.39)
Diluted earnings per share	$0.07	$0.11	$(0.19)	$0.12	$(0.39)

Weighted average number of shares outstanding
Basic	37,003	32,617	14,573	5,502	5,506
Diluted	38,071	34,103	14,573	15,484	5,506

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:

Cash and cash equivalents	$3,468	$6,565	$11,060	$197	$540
Working capital	21,601	24,608	31,355	6,603	4,351
Total assets	96,261	87,089	50,419	26,124	17,983
Capital leases	804	1,555	950	21	73
Long term debt	1,339	1,142	—	4,165	3,980
Redeemable convertible preferred stock	—	—	—	8,002	7,517
Stockholders’ equity (deficit)	46,306	42,282	30,429	(4,350)	(5,788)
In December 2008, the Company completed the European Acquisitions. The preliminary total net assets acquired inclusive of identified intangibles of $3.9 million and goodwill of $14.9 million, are included in the consolidated Balance Sheet data as of December 31, 2008. Two of the entities were acquired on December 22, 2008, and the third was acquired on December 23, 2008, and therefore, the impact of the European Acquisitions on the consolidated statement of operations data for the year ended December 31, 2008 was immaterial, as the operations of such entities are included in our consolidated operations only from the date of acquisition to December 31, 2008. In July 2009, the Company completed the Paramax Acquisition. The preliminary total identified intangible assets of $0.1 million and goodwill of $1.5 million, is included in the consolidated Balance Sheet data as of December 31, 2009.

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
The Company has invested in building an infrastructure to support the demand for its services. In 2005 the Company began its investment in global expansion with the opening of offices across Latin America. In December 2008, the Company completed the European Acquisitions, and in July 2009 the Company completed the Paramax Acquisition. The Company believes that the European Acquisitions and the Paramax Acquisition, which involved companies that are active in the same fields as RPS, provide the Company with opportunities in the European and Asian markets and complement its current operations in the Americas. In addition, RPS believes the European Acquisitions and the Paramax Acquisition provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
Critical Accounting Policies
RPS’ consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The significant accounting policies of the Company are discussed in Note 2 to the audited financial statements for the year ended December 31, 2009, included elsewhere in this report. The following discussion highlights what the Company believes to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.
• Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed price contract revenue is calculated on a proportional performance basis based on the rate that costs incurred to date bear to estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to customers in excess of revenues recognized.
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
• Stock Based Compensation
FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. This guidance requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period).
The per-share weighted average fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was estimated at $0.87, $1.96 and $1.70 on the date of grant, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	December 31,
	2009	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50%	50%	52%
Risk-free interest rate	2.19%	3.01%	3.34%
Expected life	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. As of December 31, 2009, the aggregate amount of unrecognized stock-based compensation was $506,000, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.2 years. Under the true-up provisions of the stock based compensation guidance, the Company will record additional expense if the actual forfeiture rate is lower than it has initially estimated, and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than it estimated.

• Valuation of Long-lived Assets
Intangible assets consist primarily of non-compete agreements, customer contracts and lists, brand names, and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from the European Acquisitions and the acquisition of Paramax. Finite–lived intangible assets are amortized on a straight line basis over the following periods: Customer lists – three to five years, brand names – two years, and non-compete agreements – three to six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. If the Company determines that the carrying value of definite lived long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:
Revenues. Service revenues increased 27.7% to $200.5 million for 2009 from $157.0 million for 2008 as we generated additional business from existing and new customers. The $43.5 million increase in revenue is related to significant new contracts and the continued growth of existing contracts, including growth in the revenue attributable to our CMSP programs of $22.1 million or 50.8% of the increase in service revenues, and $21.4 million, or 49.2% of the increase in service revenues, from the European Acquisitions and the Paramax Acquisition. CMSP revenue for the year ended December 31, 2009 grew 24.7% over the comparable prior period, and accounted for $123.6 million or 61.6% of our total service revenue for the year ended December 31, 2009, as compared to CMSP growth of 16.1% for the period ended December 31, 2008 over the comparable prior period, which accounted for $99.1 million or 63.2% of total service revenue for the year ended December 31, 2008. (see Item 1: Business – “Business Overview” and “Business Model” for further information on our CMSP solutions).
Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 31.0% to $23.7 million in 2009 from $18.1 million in 2008. The increase is due primarily to an increase in the number of programs for which we provide our various services.
Direct Costs. Direct costs increased 23.4% to $145.2 million or 72.4% of service revenues for 2009 as compared to $117.7 million or 75.0% of service revenues for 2008. The increase in direct costs is directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 43.2% to $44.8 million for 2009 from $31.3 million for 2008 to support the increase in revenues. Growth in SG&A expenditures outpaced revenue growth primarily in relation to the investment in infrastructure related to the European Acquisitions and the Paramax Acquisition, and an increase in the number of corporate personnel, which resulted in increases in employee-related costs such as new salaries, health benefits and payroll taxes to $25.9 million for the year ended December 31, 2009 as compared to $18.8 million for the year ended December 31, 2008. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $5.4 million for the year ended December 31, 2009 as compared to $3.5 million for the year ended December 31, 2008.
Depreciation and amortization expense. Depreciation and amortization expense increased to $3.7 million for 2009 as compared to $1.8 million for 2008 due primarily to an increase in amortization of intangibles related to the European Acquisitions and the Paramax Acquisition.
Income from operations. Income from operations increased to $6.7 million for 2009 as compared to income from operations of $6.2 million for 2008. The increase is attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
Interest expense. Interest expense for 2009 increased to $0.6 million from interest expense of $0.3 million for 2008. The increase is due to the interest expense incurred on the outstanding balance on our line of credit.
Interest income. Interest income increased to $0.5 million during the year ended December 31, 2009 from interest income of $0.3 million for 2008 due to an increase in the level of investable cash on hand throughout the period.

Other expense. We incurred other expense of $0.5 million during the year ended December 31, 2009 due to adverse foreign currency fluctuations impacting our Latin American operations in Brazil and Colombia.
Provision for income taxes. The provision for income taxes for 2009 increased to $3.6 million from $2.5 million for 2008. The increase in the provision is due to both an increase in taxable income in the United States during the period, as well as an increase in the overall effective tax rate. The effective tax rate increased as we are not recording a tax benefit for net operating losses generated in certain foreign subsidiaries as we may not realize the tax benefit of these operating losses.
Net income. As a result of the factors discussed above, net income for 2009 decreased to $2.6 million or $0.07 per share, basic and diluted, from net income for 2008 of $3.7 million or $0.11 per share, basic and diluted.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:
Revenues. Service revenues increased 30.3% to $157.0 million for 2008 from $120.5 million for 2007 as we generated additional business from existing and new customers. The majority of the increase was related to significant new contracts and the continued growth of existing contracts with several pharmaceutical companies in our CMSP programs. CMSP revenue for the year ended December 31, 2008 grew 56.3% over the comparable prior period, and accounted for $99.1 million or 63.2% of our total service revenue for the year ended December 31, 2008, as compared to CMSP growth of 181.1% for the period ended December 31, 2007 over the comparable prior period, which accounted for $63.4 million or 53.2% of total service revenue for the year ended December 31, 2007. (see Item 1: Business – “Business Overview” and “Business Model” for further information on our CMSP solutions).
Reimbursement revenues and offsetting reimbursable out-of-pocket costs fluctuated from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenues and reimbursable out-of-pocket costs increased 29.9% to $18.1 million in 2008 from $13.9 million in 2007. The increase was due primarily to an increase in the number of programs for which we provided our various services.
Direct Costs. Direct costs increased 34.3% to $117.7 million or 75.0% of service revenues for 2008 as compared to $87.7 million or 72.8% of service revenues for 2007. The increase in direct costs was directly correlated with the increase in revenues as described above. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
Selling, general and administrative expenses. SG&A increased 16.8% to $31.3 million for 2008 from $26.8 million for 2007 to support the increase in revenues. The primary reason for the increase in SG&A costs was an increase in the number of corporate personnel, which resulted in increases in employee-related costs such as new salaries, as well as increases in salaries for existing employees, bonuses, commissions, health benefits and payroll taxes to $18.8 million for the year ended December 31, 2008 as compared to $16.2 million for the year ended December 31, 2007. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $3.5 million for the year ended December 31, 2008 as compared to $2.6 million for the year ended December 31, 2007. Although our public company filing status in the U.S. and on the AIM resulted in significant expenditures for our insurance premiums, licenses and professional fees, we saw these amounts decrease to $3.1 million for the year ended December 31, 2008 as compared to $3.4 million for the year ended December 31, 2007. Although the total increased during the periods, as a percentage of service revenues, SG&A expenses decreased to 19.9% of service revenues for 2008 as compared to 22.2% of service revenues for 2007. The decrease was attributable to the Company’s ability to leverage fixed infrastructure costs and contain semi-variable overhead costs at a slower rate of growth than revenues.
Depreciation and amortization expense. Depreciation and amortization expense increased to $1.8 million for 2008 as compared to $1.1 million for 2007 due primarily to an increase in the depreciable asset base.
Income from operations. Income from operations increased to $6.2 million for 2008 as compared to income from operations of $4.9 million for 2007. The increase was attributable to growth in revenues in excess of the corresponding growth in direct costs and SG&A costs as described above.
Interest expense. Interest expense for 2008 decreased to $0.3 million from interest expense of $6.0 million for 2007. The majority of the change in interest expense related to a non-cash charge of $4.7 million recorded during the year ended December 31, 2007, to mark the Company’s put warrant liability to its market value during the period. The put warrants were exchanged for a combination of common stock and cash on August 30, 2007 in connection with the merger with Cross Shore.

Interest income. Interest income increased to $0.3 million during the year ended December 31, 2008 from interest income of $0.2 million for 2007 due to an increase in the level of investable cash on hand subsequent to the Company’s August 30, 2007 merger with Cross Shore.
Provision for income taxes. The provision for income taxes for 2008 increased to $2.5 million from $1.5 million for 2007. The increased provision is reflective of the increased income before provision for income taxes as described above. The Company’s effective tax rate for 2007 is significant as the $4.7 million non-cash interest charge recorded related to the put warrant liability discussed above was non-deductible for income tax purposes.
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
The Company maintains a working capital line of credit with a bank, with a maximum potential borrowing capacity of $30.0 million. At December 31, 2009, the Company had borrowings totaling $9.4 million under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 2% (4.75% at December 31, 2009). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At December 31, 2009, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At December 31, 2009, the Company had available cash and cash equivalent balances of $3.5 million and working capital of $21.6 million, which the Company believes will provide sufficient liquidity for the next twelve months. In addition to our primary line of credit, we maintain various other local lines of credit for our operations based around the world. At December 31, 2009 there were $0.2 million in outstanding borrowings under these lines of credit.
During the year ended December 31, 2009, the Company’s operating activities used cash of $0.7 million, a decrease of $2.0 million from the corresponding amount of cash used for the year ended December 31, 2008. While net income in 2009 was lower than in 2008, net income in 2009 was adversely effected by the inclusion of $3.7 million of depreciation and amortization expense as compared to $1.8 million of depreciation and amortization expense in 2008. This increase in depreciation and amortization expense of $1.9 million is primarily related to the amortization of intangible assets associated with the European Acquisitions and the Paramax Acquisition. In addition, we experienced positive changes in operating liabilities of $4.1 million in accrued expenses and other liabilities, and $4.1 million in deferred revenue during 2009.
These positive changes in operating cash flows were offset by adverse changes of $2.1 million in customer deposits and $2.3 million in prepaid expenses and other assets. In addition to these adverse changes, accounts receivable, net of allowance for doubtful accounts increased $11.3 million, or 26.1%, to $54.5 million at December 31, 2009 from $43.2 million at December 31, 2008, primarily related to the increase in revenues during the period and due to the timing of cash collections.
Cash used in investing activities for the year ended December 31, 2009 totaled $3.6 million, consisting primarily of the cost of the European Acquisitions and the Paramax Acquisition, net of cash acquired of $3.0 million and purchases of property and equipment of $2.7 million. These changes were offset by $2.1 million in positive changes to restricted cash.
Cash provided by financing activities for the year ended December 31, 2009 totaled $1.3 million. This net cash provided by financing activities consisted primarily of net borrowings on our lines of credit of $2.1 million, offset by principal payments on capital lease obligations of $0.8 million.

During the year ended December 31, 2008, the Company’s operating activities used cash of $2.8 million, a decrease of $4.4 million from the corresponding amount for the year ended December 31, 2007. This decrease during the period can be attributed to adverse changes of $2.0 million in deferred revenue, $0.4 million in customer deposits, $0.3 million in accounts payable, $0.3 million in accrued expenses, $0.4 million in prepaid expenses and other current assets and $0.6 million in deferred tax benefits. In addition to these adverse changes, accounts receivable, net of allowance for doubtful accounts increased $4.9 million, or 15.3%, to $37.0 million at December 31, 2008 from $32.1 million at December 31, 2007, primarily related to the increase in revenues during the period and due to the timing of cash collections.
These adverse changes were offset by $3.7 million in net income, due primarily to increased service revenues, along with $0.6 million in non-cash stock based compensation and $1.8 million in depreciation and amortization expense.
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
Contractual Obligations
Set forth below is information concerning our known contractual obligations as of December 31, 2009.

	Payments Due by Period
					More than
	Total	Less than 1 year	1–3 Years	3–5 Years	5 years
Contractual Obligations
Capital leases	$861,875	$601,683	$260,192	$—	$—
Operating leases	$17,422,366	3,634,646	6,168,276	4,782,630	2,836,814

Total	$18,284,241	$4,236,329	$6,428,468	$4,782,630	$2,836,814

Off-Balance Sheet Arrangements
At December 31, 2009, RPS was not a party to any off-balance sheet arrangements as defined by Regulation S–K Item 303(a)(4)(i), promulgated under the Exchange Act.
Inflation
Certain of RPS’ revenues are earned under long-term contracts (having terms in excess of one year) and generally include an inflation or cost of living adjustment for the portion of services to be performed one year from the contract date. As a result, RPS believes that the effects of inflation generally do not have a material effect on its operations or financial condition.
Recently Issued Accounting Standards
The Company adopted new accounting guidance on fair value measurements effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted this guidance as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of December 31, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of this guidance for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of December 31, 2009. The provisions of this guidance will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance.

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
In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting The Company adopted this new guidance effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009 and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial statements.
In June 2009, FASB Accounting Standards Codification (Codification) was issued, effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes literature of the FASB, Emerging Issues Task Force and other sources. The Codification did not change U.S. generally accepted accounting principles. The implementation of this standard did not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risks. Since RPS operates in countries other than the United States, it is exposed to various foreign currency risks. The majority of client services are contracted in U.S. dollars. However, at times, a portion of the work performed under these contracts is performed by one of our subsidiaries under which costs are incurred in the local denomination of that subsidiary. In addition, services provided by our European and Asian subsidiaries are contracted for in the local currency. In these instances, where expenses are incurred in a denomination that is other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currency would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of changes redeemable convertible preferred stock and stockholder’ equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations (see Item 1A: “Risk Factors”).
For the year ended December 31, 2009, approximately 17% of our net revenues were derived from our operations outside of the United States. With the European Acquisitions in December 2008 and the Paramax Acquisition in July 2009, the Company expects the percentage of net revenues derived from operations outside of the United States to increase in 2010 and beyond. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
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

Index to Financial Statements

ReSearch Pharmaceutical Services, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	28

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	29

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2009, 2008 and 2007	30

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	31

Notes to Consolidated Financial Statements	32

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Research Pharmaceutical Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Research Pharmaceutical Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 24, 2010

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,468,104	$6,565,003
Restricted cash	5,195,841	7,247,532
Accounts receivable, less allowance for doubtful accounts of $398,000 at December 31, 2009 and $654,000 at December 31, 2008, respectively	54,516,875	43,225,016
Current deferred tax asset	473,940	970,797
Prepaid expenses and other current assets	4,795,030	2,377,838

Total current assets	$68,449,790	$60,386,186

Property and equipment, net	6,404,747	5,993,387
Other assets	1,627,453	1,179,018
Intangible assets subject to amortization, net	2,792,481	3,880,000
Goodwill	16,742,614	15,145,585
Deferred tax asset	243,593	504,366

Total assets	$96,260,678	$87,088,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,526,931	$3,496,309
Accrued expenses	14,551,527	12,069,957
Customer deposits	9,695,841	7,247,532
Deferred revenue	8,910,551	4,781,935
Line of credit	9,565,808	7,500,000
Current deferred tax liability	44,267	—
Current portion of capital lease obligations	553,689	682,695

Total current liabilities	$46,848,614	$35,778,428

Customer deposits	—	4,500,000
Deferred tax liability	345,121	1,331,955
Other liabilities	2,510,351	2,323,794
Capital lease obligations, less current portion	250,576	871,963

Total liabilities	$49,954,662	$44,806,140

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000; issued and outstanding shares — 37,277,808 and 36,746,291 at December 31, 2009 and December 31, 2008, respectively.	3,728	3,675
Additional paid-in capital	45,601,325	44,083,184
Accumulated other comprehensive income	40,507	155,535
Retained earnings (accumulated deficit)	660,456	(1,959,992)

Total stockholders’ equity	$46,306,016	$42,282,402

Total liabilities and stockholders’ equity	$96,260,678	$87,088,542

See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Service revenue	$200,471,816	$156,966,558	$120,459,459
Reimbursement revenue	23,696,162	18,085,514	13,923,784

Total revenue	224,167,978	175,052,072	134,383,243

Direct costs	145,208,645	117,707,287	87,650,346
Reimbursable out-of-pocket costs	23,696,162	18,085,514	13,923,784
Selling, general, and administrative expenses	44,797,903	31,289,566	26,786,748
Depreciation and amortization	3,722,907	1,750,252	1,143,734

Income from operations	6,742,361	6,219,453	4,878,631

Interest expense	(649,878)	(226,911)	(6,025,467)
Interest income	539,424	293,056	238,178
Other income (expense)	(452,138)	(24,435)	1,404

Net income (loss) before provision for income taxes	6,179,769	6,261,163	(907,254)
Provision for income taxes	3,559,321	2,518,379	1,508,087

Net income (loss)	$2,620,448	$3,742,784	$(2,415,341)

Accretion of preferred stock	—	—	(320,819)

Net income (loss) applicable to common shares:	$2,620,448	$3,742,784	$(2,736,160)

Net income (loss) per common share:
Basic	$0.07	$0.11	$(0.19)
Diluted	$0.07	$0.11	$(0.19)

Weighted average number of common shares outstanding:
Basic	37,002,773	32,616,846	14,572,881
Diluted	38,071,113	34,103,258	14,572,881
See accompanying notes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock				Stockholders’ equity
										Accumulated	Retained
										Other	Earnings/
	Series A		Series B		Common Stock		Treasury Shares		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Income	Deficit)	Total
Balance at December 31, 2006	7,593,198	$5,489,688	1,271,694	$2,512,345	12,404,751	$1,240	$6,903,077	$(1,187,650)	$117,388	$6,297	$(3,287,435)	$(4,350,160)

Accretion of dividends on Series A and Series B Convertible Preferred Stock	—	214,747	—	106,072	—	—	—	—	(320,819)	—	—	(320,819)
Stock-based compensation	—	—	—	—	—	—	—	—	211,817	—	—	211,817
Exercise of common stock options	—	—	—	—	6,324	1	—	—	6,747	—	—	6,748
Repurchase of shares from stockholders	—	—	—	—	—	—	24,592	(172,909)	—	—	—	(172,909)
Payment of preferred stock dividends	—	(2,039,334)	—	(588,000)	—	—	—	—	—	—	—	—
Conversion of preferred stock and put warrants to common stock	(7,593,198)	(3,665,101)	(1,271,694)	(2,030,417)	10,287,698	1,029	—	—	10,906,580	—	—	10,907,609
Retirement of treasury shares	—	—	—	—	—	—	(6,927,669)	1,360,559	(1,360,559)	—	—	—
Issuance of common stock and proceeds received in connection with reverse acquisition of Cross Shore, net of distribution to stockholders and fees	—	—	—	—	10,250,450	1,025	—	—	30,154,871	—	—	30,155,896
Repurchase and retirement of shares from stockholder	—	—	—	—	(750,000)	(75)	—	—	(3,637,425)	—	—	(3,637,500)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(2,415,341)	(2,415,341)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	44,008	—	44,008

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(2,371,333)

Balance at December 31, 2007	—	$—	—	$—	32,199,223	$3,220	$—	$—	$36,078,600	$50,305	$(5,702,776)	$30,429,349

Exercise of common stock options	—	—	—	—	12,183	—	—	—	8,952	—		8,952
Issuance of common stock and proceeds received in connection with reverse acquisition of Cross Shore, net of distribution to stockholders and fees	—	—	—	—	336,000	35	—	—	356,309	—	—	356,344
Issuance of common stock in connection with acquisitions of Imerem, Infociencia and Therapharm	—	—	—	—	4,198,885	420	—	—	7,070,502	—	—	7,070,922
Stock-based compensation	—	—	—	—	—	—	—	—	568,821	—	—	568,821
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	3,742,784	3,742,784
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	105,230	—	105,230

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	$3,848,014

Balance at December 31, 2008	—	$—	—	$—	36,746,291	$3,675	$—	$—	$44,083,184	$155,535	$(1,959,992)	$42,282,402

Exercise of common stock options	—	—	—	—	544	—	—	—	201	—	—	201
Issuance of common stock in connection with acquisition of Paramax	—	—	—	—	530,973	53	—	—	920,655	—	—	920,708
Stock-based compensation	—	—	—	—	—	—	—	—	597,285	—	—	597,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	2,620,448	2,620,448
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(115,028)	—	(115,028)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$2,505,420

Balance at December 31, 2009	—	$—	—	$—	37,277,808	$3,728	$—	$—	$45,601,325	$40,507	$660,456	$46,306,016

See accompanying footnotes.

Research Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$2,620,448	$3,742,784	$(2,415,341)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,722,907	1,750,252	1,478,337
Interest charge related to put warrant liability	—	—	4,723,451
Stock-based compensation	597,285	568,821	211,817
Deferred tax benefit	(441,982)	(552,680)	(409,460)
Changes in operating assets and liabilities:
Accounts receivable	(10,946,527)	(4,896,994)	(10,004,080)
Prepaid expenses and other assets	(2,340,453)	(371,262)	(686,109)
Accounts payable	(12,838)	(270,086)	67,861
Accrued expenses and other liabilities	4,106,552	(315,104)	2,303,212
Customer deposits	(2,109,179)	(419,544)	4,354,112
Deferred revenue	4,060,238	(2,001,238)	1,988,877

Net cash (used in) provided by operating activities	(743,549)	(2,765,051)	1,612,677

Investing activities
Change in restricted cash	2,109,179	419,544	145,888
Business combinations, net of cash acquired	(3,044,244)	(7,867,466)	—
Purchase of property and equipment	(2,680,376)	(1,269,245)	(2,198,108)

Net cash used in investing activities	(3,615,441)	(8,717,167)	(2,052,220)

Financing activities
Net borrowings (repayments) on line of credit	2,060,834	7,500,000	(8,991,544)
Principal payments on capital lease obligations	(750,393)	(604,550)	(194,355)
Repurchase of shares from stockholders in connection with reverse acquisition of Cross Shore	—	—	(3,810,409)
Cross Shore merger consideration, net of fees paid	—	(22,667)	51,375,660
Distribution to stockholders	—	—	(20,000,000)
Payment of preferred stock dividends	—	—	(2,627,334)
Proceeds from exercise of options	201	8,952	6,748
Payment of note payable	—	—	(4,500,000)

Net cash provided by financing activities	1,310,642	6,881,735	11,258,766
Effect of exchange rates on cash and cash equivalents	(48,551)	105,231	44,008

Net change in cash and cash equivalents	(3,096,899)	(4,495,252)	10,863,231
Cash and cash equivalents, beginning of year	6,565,003	11,060,255	197,024

Cash and cash equivalents, end of year	$3,468,104	$6,565,003	$11,060,255

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$618,571	$251,346	$921,000

Income taxes	$5,168,208	$2,924,777	$1,459,000

Supplemental disclosures of noncash financing activities
Issuance of shares in connection with business combinations	$918,583	$7,070,922	$320,819

Accretion of preferred stock dividends	$—	$—	$320,819

Acquisition of fixed assets under capital leases	$—	$1,388,843	$1,123,097

See accompanying notes.

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
The shares of preferred stock, common stock, and common stock warrants held by Former RPS stockholders prior to the merger were converted into a total of 15,758,497 shares of Cross Shore common stock, or 47.34% of the subsequently outstanding common stock of the combined company. Upon consummation of the merger, $49.9 million, net of $1.4 million of accrued transaction fees, was released from trust and became available to the combined Company. Of this amount, existing holders of shares of preferred stock, common stock and common stock warrants of Former RPS received a total cash distribution of $20 million as merger consideration pursuant to the terms of the merger agreement.
The remaining cash of $29.9 million is available for use by the Company to fund business operations. Total direct and incremental fees incurred by the Company in connection with the merger are reflected as a reduction of additional paid in capital. The senior management team of Former RPS prior to the merger continued as senior management of the Company after the merger, and Former RPS controlled the majority of the Board of Directors of the Company.

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s two largest customers accounted for approximately 17% and 16%, respectively, of service revenues during the year ended December 31, 2009, and the Company’s three largest customers accounted for approximately 20%, 12% and 12%, respectively, of service revenues during the year ended December 31, 2008, and the Company’s largest customer represented approximately 23% of service revenues during the year ended December 30, 2007.
The two largest customers represented approximately 16% and 17%, respectively of the accounts receivable balance at December 31, 2009, while the three largest customers represented approximately 14%, 13% and 8%, respectively, of the accounts receivable balance at December 31, 2008. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
The following table summarizes the changes in the Company’s allowance for doubtful accounts for the periods indicated.

	Year ended December 31,
	2009	2008	2008
Balance at the beginning of the period	$654,000	$547,000	$200,000
Amounts charged to expense	213,000	107,000	347,000
Accounts written off	(469,000)	—	—

Balance at the end of the period	$398,000	$654,000	$547,000

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
Intangible Assets
Intangible assets consist primarily of noncompete agreements, customer contracts and lists, brand names, and goodwill mainly related to the European Acquisitions. Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists — three and five years, brand names — two years and non-compete agreements — three and six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination.
The Company accounts for goodwill, noncompete agreements, brand names and customer lists in accordance with the FASB guidance for intangible assets. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed price contract revenue is calculated on a proportional performance basis based on the ratio that costs incurred to date bear on the estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to customers in excess of revenues recognized.
FASB guidance requires reimbursable out-of-pocket expenses to be characterized as revenue in the statements of operations. Reimbursements for out-of-pocket expenses included in total revenue in the Company’s consolidated statements of operations were $23,696,162, $18,085,514 and $13,923,784 for the years ended December 31, 2009, 2008 and 2007 respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients for the years ended December 31, 2009, 2008 and 2007 were approximately $7,019,000, $4,708,000 and $6,666,000 respectively.
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

Stock-Based Compensation
FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This guidance requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period).
The per-share weighted average fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was estimated at $0.87, $1.96 and $1.70 on the date of grant, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon the Company’s history or industry comparative information:

	December 31,
	2009	2008	2007

Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50%	50%	52%
Risk-free interest rate	2.19%	3.01%	3.34%
Expected life	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company listed on AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term of the options. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches. Stock based compensation expense for the years ended December 31, 2009, 2008 and 2007 related to share-based service awards was $597,000, $569,000 and $212,000, respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of December 31, 2009 was $506,000 net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.2 years.
Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 17%, 6% and 5% of service revenues during the year ended December 31, 2009, 2008 and 2007 respectively. As a result of the European Acquisitions and the Paramax Acquisition the Company expects the percentage of service revenues resulting from foreign operations to increase going forward. In addition, approximately 35%, 34% and 3% of the Company’s consolidated tangible assets are located in foreign locations at December 31, 2009, 2008 and 2007, respectively.
Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Americas	Europe	Asia-Pacific	Total
Net revenues from external customers (1)
2009	179,134,695	20,485,290	851,832	200,471,817
2008	156,966,558	—	—	156,966,558
2007	120,459,459	—	—	120,459,459
Long-lived assets (2)
2009	4,228,432	1,982,932	193,383	6,404,747
2008	4,251,207	1,742,179	—	5,993,386
2007	3,343,371	—	—	3,343,371

(1)	Net revenues are attributable to geographic locations based on the physical location where the services are performed.

(2)	Long-lived assets represents the net book value of property and equipment.

Recent Accounting Pronouncements
The Company adopted new accounting guidance on fair value measurements effective January 1, 2008, for financial assets and liabilities. In addition, effective January 1, 2009, the Company adopted this guidance as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of December 31, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs. The implementation of this guidance for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of December 31, 2009. The provisions of this guidance will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance.
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
In June 2008, the FASB issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting The Company adopted this new guidance effective January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated financial statements.
In June 2009, FASB Accounting Standards Codification (Codification) was issued, effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes literature of the FASB, Emerging Issues Task Force and other sources. The Codification did not change U.S. generally accepted accounting principles. The implementation of this standard did not have a material impact on our consolidated financial statements.
Net Income (Loss) Attributable to Common Shares
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise or conversion of stock options or common stock warrants.

The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income (loss) per share.

	Fiscal Year ended December 31,
	2009	2008	2007
Net income (loss)	$2,620,448	$3,742,784	$(2,736,160)
Weighted average common shares outstanding — basic	37,002,773	32,616,846	14,572,881
Dilutive effect of stock options and warrants	1,068,340	1,486,412	—

Weighted average common shares outstanding — diluted	38,071,113	34,103,258	14,572,881

Options to purchase 968,911 and 967,304 shares, respectively of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2009 and 2008 respectively because their effect would have been anti-dilutive. Since the Company reported a net loss applicable to common shares for the year ended December 31, 2007, all of the outstanding stock options, warrants and shares of preferred stock were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. The outstanding stock options and warrants could potentially dilute earnings per share in the future.
Reclassification
Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.
3. Acquisitions
2009 Acquisition
Paramax International Inc. (“Paramax”)
On July 7, 2009, RPS acquired the outstanding shares of Paramax for consideration of $1.0 million in cash and 530,973 shares of common stock (the “Paramax Shares”) issued to Paramax’s sole shareholder (the “Paramax Acquisition”). Paramax, which is active in the same fields as RPS, provides the Company with opportunities in the Asia-Pacific market and complements its current operations in the Americas and Europe. In addition, the acquisition will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services. The Paramax Shares were valued by management utilizing the assistance of a valuation specialist at $1.73 per share, which resulted in total acquisition consideration of approximately $1.9 million. The shareholder of Paramax has entered into a share escrow agreement whereby all of the Paramax Shares are held in escrow, to be released in equal portions on October 7, 2009, July 7, 2010 and January 31, 2011, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Paramax has agreed to a 24 month lock-up on all Paramax Shares commencing on the date of closing of the Paramax Acquisition. Paramax, founded in 2007, is located in Beijing, China. Paramax operates throughout China and the Asia-Pacific market, providing clinical research services to the bio-pharmaceutical industry.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Paramax have been included in the consolidated financial statements commencing July 7, 2009. A preliminary allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$1,000,000
Value of RPS Shares	918,583

Total purchase price	$1,918,583

Allocation of Purchase Price:

Cash	$163,692
Accounts receivable	87,367
Property and equipment	31,780
Other assets	9,130
Goodwill	1,504,355
Customer lists	18,000
Non-compete agreements	117,000
Current liabilities	(12,741)

$1,918,583

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the outcome of the Company’s valuation study. The final valuation will be completed in 2010.
2008 Acquisitions
In December 2008, the Company completed the acquisitions of three European companies located in Spain, France and Germany (“the European Acquisitions”). The European Acquisitions, which involved companies that are active in the same fields as RPS, will provide the Company with opportunities in the European market and complement its current operations in the Americas. In addition, the European Acquisitions will provide RPS with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH (“Imerem”)
On December 22, 2008, RPS acquired the outstanding shares of Imerem for a consideration of €2.7 million ($3.9 million) in cash and issuance of 1,296,165 shares of common stock (the “Imerem Shares”) issued to Imerem’s sole shareholder. The Imerem Shares were valued at $1.68 per share, which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of approximately $7.1 million. The sole shareholder of Imerem has entered into a share escrow agreement whereby 50 percent of the Imerem Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). As of December 31, 2009 there were no indemnity claims outstanding. In addition, the shareholder of Imerem has agreed to a 12 month lock-up on all Imerem Shares commencing on the date of closing of the acquisition. Imerem, founded in 1990, is located in Nürnberg, Germany. Imerem operates throughout Eastern and Western Europe and Scandinavia, providing clinical research services to the bio-pharmaceutical industry and academic institutions.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Imerem have been included in the consolidated financial statements commencing December 22, 2008. The allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,924,089
Value of RPS Shares	2,182,742
Transaction costs	1,041,325

Total purchase price	$7,148,156

Allocation of Purchase Price:

Cash	$1,499,696
Restricted cash	1,079,203
Accounts receivable	886,369
Prepaid expense and other current assets	68,708
Property and equipment	101,179
Goodwill	4,519,008
Customer lists	800,000
Brand name	330,000
Non compete agreements	350,000
Accrued expenses	(378,583)
Customer deposits	(1,079,203)
Accounts payable	(562,465)
Deferred tax liability	(465,756)

$7,148,156

Infociencia, S.L. and Infociencia Clinical Research S.L. (“Infociencia”)
On December 22, 2008, RPS acquired the outstanding shares of Infociencia for consideration of €2.5 million ($3.6 million) in cash and issuance of 1,404,856 shares of common stock (the “Infociencia Shares”) to Infociencia’s shareholders. The Infociencia Shares were valued at $1.68 which, along with transaction costs of approximately $1.0 million that were paid by the Company, resulted in total acquisition consideration of $7.0 million. The shareholders of Infociencia entered into share escrow agreements whereby 50 percent of the Infociencia Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). As of December 31, 2009 there were no indemnity claims outstanding. In addition, the shareholders of Infociencia have agreed to a 12 month lock-up on all of the Infociencia Shares commencing on the date of closing of the acquisition. Infociencia founded in 1998, has offices in Barcelona and Madrid, Spain and operates throughout Western Europe providing clinical research services to the bio-pharmaceutical industry, academic and government institutions.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Infociencia have been included in the consolidated financial statements commencing December 22, 2008. The allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,563,536
Value of RPS Shares	2,365,778
Transaction costs	1,034,929

Total purchase price	$6,964,243

Allocation of Purchase Price:

Cash	$446,939
Restricted cash	4,702,100
Accounts receivable	3,612,585
Prepaid expense and other current assets	493,413
Property and equipment	1,496,736
Goodwill	4,872,958
Customer lists	280,000
Brand name	640,000
Non-compete agreements	550,000
Other liabilities	(1,141,933)
Customer deposits	(4,702,100)
Accounts payable	(876,983)
Accrued expenses	(2,863,472)
Deferred tax liability	(546,000)

$6,964,243

Therapharm Recherches Th.R. (“Therapharm”)
On December 23, 2008, RPS acquired the outstanding shares of Therapharm for consideration of €2.6 million ($3.8 million) in cash and issuance of 1,497,864 shares of common stock (the “Therapharm Shares,” and along with the Imerem Shares and the Infociencia Shares, the “Shares”) to Therapharm’s shareholder. The Therapharm Shares were valued at $1.68 which, along with transaction costs of approximately $1.1 million that were paid by the Company, resulted in total acquisition consideration of $7.4 million. The shareholder of Therapharm entered into a share escrow agreement whereby 50 percent of the Therapharm Shares are held in escrow, to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In the fourth quarter of 2009, the Company made one working capital adjustment pursuant to the acquisition agreement that decreased the purchase price by $104,913 and resulted in the release of 62,300 Therapharm Shares from the escrow to the Company, which the Company subsequently cancelled. In addition, the shareholder of Therapharm has agreed to a 12 month lock-up on all of the Therapharm Shares commencing on the date of closing of the acquisition.
Therapharm, founded in 1980, is located in Boulogne Billancourt, France. Therapharm provides clinical research services to the bio-pharmaceutical industry and operates throughout Western Europe focusing its efforts on France, Belgium and Switzerland.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Therapharm have been included in the consolidated financial statements commencing December 23, 2008. The allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$3,799,459
Value of RPS Shares	2,417.490
Transaction costs	1,103,445

Total purchase price	$7,320,394

Allocation of Purchase Price:

Cash	$2,356,206
Restricted cash	563,896
Accounts receivable	3,430,837
Prepaid expense and other current assets	632,878
Property and equipment	144,265
Goodwill	5,838,873
Customer lists	280,000
Brand name	440,000
Non-compete agreements	210,000
Customer deposits	(563,896)
Accounts payable	(884,066)
Accrued expenses	(3,097,466)
Deferred revenue	(1,710,934)
Deferred tax liability	(320,199)

$7,320,394

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

	Year ended December 31,
	2009	2008	2007
	(unaudited)
Service revenue	$200,682,702	$181,247,167	$142,380,066
Reimbursement revenue	23,696,162	25,856,370	27,044,389

Total revenue	224,378,864	207,103,537	169,424,455

Net income	$2,317,141	$6,719,188	$540,583

Net income per common share:
Basic	$0.06	$0.18	$0.03
Diluted	$0.06	$0.17	$0.03

Weighted average number of common shares outstanding:
Basic	37,002,773	37,346,704	18,771,766
Diluted	38,071,113	38,833,116	20,415,640
The Shares issued in connection with the consummation of the Paramax Acquisition and the European Acquisitions were valued utilizing the assistance of an independent third party valuation specialist, which resulted in fair values of $1.73 and $1.68 per share, respectively.
4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2009 and 2008, respectively:

Balance as of December 31, 2007	$275,536
Goodwill as a result of acquisitions	14,870,049

Balance as of December 31, 2008	$15,145,585

Purchase accounting adjustments	360,790
Goodwill acquired (Paramax)	1,504,355
Currency exchange	(268,116)

Balance as of December 31, 2009	$16,742,614

None of the goodwill acquired in connection with the European Acquisitions in December 2008 or with the Paramax Acquisition in July 2009 is expected to be tax deductible.
The following tables summarize intangible assets and their amortization as of:

	December 31, 2009
		Accumulated
Intangible assets subject to amortization	Gross	Amortization	Net
Customer contracts and lists	$3,291,114	$(2,242,057)	$1,049,057
Brand name	1,403,059	(696,360)	706,699
Non-compete agreements	1,569,459	(532,734)	1,036,725

Total	$6,263,632	$(3,471,151)	$2,792,481

	December 31, 2008
		Accumulated
Intangible assets subject to amortization	Gross	Amortization	Net
Customer contracts and lists	$3,280,128	$(1,920,128)	$1,360,000
Brand name	1,410,000	—	1,410,000
Non-compete agreements	1,460,000	(350,000)	1,110,000

Total	$6,150,128	$(2,270,128)	$3,880,000

The estimated amortization expense for each of the five years ending December 31, 2014 is as follows:

2010	2011	2012	2013	2014
$1,185,000	$500,000	$477,000	$450,000	$180,000
5. Property and Equipment
Property and equipment consist of the following:

		December 31,
	Useful life	2009	2008
Computers, software and other equipment	2 to 3 years	$5,052,139	$4,951,507
Automobiles	1 to 3 years	1,615,000	2,163,123
Leasehold improvements	7 years	379,645	314,882
Software	2 to 3 years	498,683	350,000
Furniture and fixtures	5 years	2,980,807	2,000,212

		10,523,274	9,779,724
Less accumulated depreciation		(4,121,527)	(3,786,337)

		$6,404,747	$5,993,387

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 13).Total depreciation expense was approximately $2,434,000, $1,750,000 and $1,144,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued compensation	$5,824,601	$4,280,576
Accrued professional fees	1,953,424	1,755,192
Volume rebate accrual	1,507,603	1,049,534
Accrued taxes	1,975,566	1,583,950
Accrued transaction costs	—	1,573,752
Other	3,290,333	1,826,953

	$14,551,527	$12,069,957

7. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. The Credit Agreement provided for $15,000,000 of available borrowings, and was subject to certain borrowing base restrictions. Borrowings under the Credit Agreement required interest at the Federal Funds open rate, as defined, plus 1%. The Credit Agreement was secured by all corporate assets and also contains financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity. At December 31, 2008, there were $7.5 million in outstanding borrowings under this line of credit.
In July 2009, the Credit Agreement was amended (the “Amended Credit Agreement”) to extend the termination date to October 31, 2012. The Amended Credit Agreement also provides for $30,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Amended Credit Agreement require interest at the Federal Funds open rate, as defined, plus 2% (4.75% at December 31, 2009). The Amended Credit Agreement remains secured by all corporate assets and continues the financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity present under the Credit Agreement. At December 31, 2009 there were $9.4 million in outstanding borrowings under this line of credit.
In addition to our line of credit for our U.S. based operations, we maintain various local lines of credit for our operations based around the world. At December 31, 2009 there were $0.2 million in outstanding borrowings under these lines of credit.
8. Note Payable and Other Long Term Liability
On December 29, 2003, Former RPS raised $4,500,000 in the form of a senior subordinated note payable (the “Senior Subordinated Note”). The note required the payment of interest at 12% per annum, due and payable in arrears monthly. No principal payments were due on the note until maturity on December 31, 2008. Interest expense on the note amounted to $405,000 for the year ended December 31, 2007.
In connection with the original issuance of the note payable, the lenders received 956,839 warrants (the “2003 Warrants”) to purchase the Former RPS’ common stock at $.007 per share. Such warrants were set to expire in 2013. In addition, in connection with the execution and delivery of an amendment in March 2005, the lenders received an additional 35,141 warrants (the “2005 Warrants”) to purchase the Former RPS’ common stock at $.007 per share. The 2003 Warrants and 2005 Warrants contained put features which enabled the holder to require Former RPS to redeem the warrants for cash at any time subsequent to the fifth anniversary of the issuance date, subject to certain exceptions. The redemption price was equal to the greater of the estimated fair value of common stock as determined by a formula, or the estimated fair value of common stock as determined by an independent appraisal.
The fair value of the 2003 Warrants was determined to be $442,465 upon issuance, and such amount was recorded as debt discount and put warrant liability in 2003. The fair value of the 2005 Warrants was determined to be $16,250 upon issuance, and was recorded as put warrant liability in 2005. The debt discount was amortized to interest expense through December 2008. Changes in the estimated value of the put warrant liability were recorded as charges to interest expense during the period of the change.
In 2007, the Company recorded a charge of approximately $4.7 million related to the increase in the estimated fair value of the put warrants. Such amount was included in interest expense in the consolidated statement of operations.
In connection with the merger with Cross Shore on August 30, 2007, all of the outstanding 2003 Warrants and 2005 Warrants were exchanged for a combination of cash and common shares of the Company (Note 2).
In addition, the Company repaid the Senior Subordinated Note and the remaining accrued interest thereon upon the closing of the merger with Cross Shore.
In connection with the acquisition of Infociencia, the Company assumed numerous outstanding grant loans from government institutions in Spain. These loans have a two year grace period for payments. The aggregate amount of remaining payments required on all long-term grant debt at December 31, 2009, was $1,339,224. Certain amounts of these loans may be forgiven should the Company submit qualifying expenses pursuant to the terms of the loan agreements.
9. Retirement Plan
The Company maintains a defined contribution 401(k) retirement plan (the “Plan”), which covers all eligible employees as defined in the Plan. Employees who are at least 21 years of age and completed three months of service are eligible for the Plan. Under the Plan, participating employees may defer up to 15% of their pretax salary but not more than statutory limits. Employee contributions vest immediately. The Company accrued and paid out a discretionary match on deferrals of $180,678 and $119,322 for the years ended December 31, 2008 and 2007, respectively. The Company did not match any deferrals for the year ended December 31, 2009.

10. Income Taxes
Net income (loss) before provision for income taxes consists of the following components:

	Year ended December 31,
	2009	2008	2007
Domestic	$10,654,095	$5,915,363	$(822,162)
Foreign	(4,474,326)	345,800	(85,092)

Total net income (loss) before provision for income taxes	$6,179,769	$6,261,163	$(907,254)

The provision for income taxes is as follows:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$3,096,672	$2,426,985	$1,654,022
State	647,631	535,165	258,708
Foreign	257,000	108,909	4,818

	4,001,303	3,071,059	1,917,548

Deferred:
Federal	424,826	(395,480)	(316,730)
State	64,490	(105,866)	(77,630)
Foreign	(931,298)	(51,334)	(15,101)

	(441,982)	(552,680)	(409,461)

Total	$3,559,321	$2,518,379	$1,508,087

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards and tax credits	1,361,623	318,867	—
Property, plant and equipment	—	130,796	41,037
Start up costs	230,620	241,654	267,620
Stock based compensation	426,731	195,745	57,188
Allowance for bad debts	351,014	257,181	221,999
Other reserves	212,895	330,920	121,862

Total deferred tax assets	2,582,883	1,475,163	709,706

Deferred tax liabilities:
Property, plant and equipment	(448,491)	—	—
Intangibles	(928,943)	(1,331,955)	—
Other	(105,790)	—	—

Total deferred tax liabilities	(1,483,224)	(1,331,955)	—
Valuation allowance for deferred tax assets	(771,514)	—	—

Net deferred tax assets	328,145	143,208	709,706

In December 2008 the Company completed the European Acquisitions and acquired amortizable intangibles for which the Company recorded a deferred tax liability.
A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,
	2009	2008	2007
Federal statutory income tax expense (benefit)	2,101,122	2,128,795	(317,540)
State taxes, net of federal benefit	469,999	358,059	224,558
Impact of foreign taxes	95,530	(70,032)	36,847
Increase (decrease) in valuation allowance	771,514	—	(156,979)
Other permanent differences	121,156	101,557	1,721,201

Provision for income taxes	$3,559,321	$2,518,379	$1,508,087

The effective tax rate for 2007 was significantly higher than the federal statutory rate primarily as a result of the significant interest charge for the put warrants discussed in Note 8, for which the Company did not receive a tax deduction. The tax effected amount of the interest charge for the put warrants was included in other permanent differences in the rate reconciliation for the year ended December 31, 2007. The effective tax rate for 2009 is higher than the federal statutory rate, as the Company is not recording a tax benefit for net operating losses generated in certain of its foreign subsidiaries as it may not realize the tax benefit of these net operating losses.
The Company has foreign net operating loss carryforwards generated mostly among European affiliates at December 31, 2009 aggregating $3.8 million which expire through 2019.
Effective January 1, 2007, the Company adopted FASB ASC 740-10-50, formerly known as Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB ASC 740, formerly known as FASB Statement No. 109 (the Interpretation). This Interpretation requires that the company recognizes, in its financial statements, the impact of a tax position taken, or expected to be taken, in tax returns if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Under FASB ASC 740-10-50, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
The Company records accrued interest and penalties related to unrecognized tax benefits in the income tax provision. There have been no material changes to unrecognized tax benefits or accrued interest and penalties during 2007, 2008 or 2009. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and for foreign jurisdictions. The Company may be subject to examination by the various taxing authorities generally for calendar years 2005 through 2009. Additionally, any net operating losses and other tax attribute carryovers that were generated in prior years and utilized in these years may also be subject to examination. The Company cannot predict with certainty how theses audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. The Company is currently under audit by the Internal Revenue Service for the tax year of 2007. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.
Management believes the Company has provided sufficient tax provisions for tax periods that are within the statutory period of limitation not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11. Stockholders’ equity
Prior to the Merger with Cross Shore
Former RPS was authorized to issue up to 25,301,475 shares of common stock with no par value. Of the shares authorized, 2,108,456 shares of common stock were reserved for issuance pursuant to Former RPS’ 2002 Equity Incentive Plan (Note 13).
Former RPS issued 393,579 warrants to certain investors in 2003 in connection with a bridge loan. Such warrants were exercisable at $0.4695 per share at any time through 2013. In connection with the merger, such warrants were exchanged for a combination of cash and common shares of the combined entity (Note 8).
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, the Company is authorized to issue up to 1,000,000 shares of preferred stock and 150,000,000 shares of common stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans (Note 13).
The Company’s stockholders are granted certain rights to register their shares under the securities laws of the United States pursuant to two separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those holding shares in Former RPS prior to the merger with Cross Shore. The Investor Rights Agreement (as defined below) pertains to those acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company agreed to use commercially reasonable efforts to file a registration statement under the Exchange Act within 120 days after the date of the merger, and to cause the registration statement to become effective within 90 days after filing. If these deadlines were not met, the Company agreed to issue additional shares to stockholders as liquidated damages in the amount of 1% of all or a portion of such holder’s securities for up to four months each. The Company’s registration statement on Form 10 under the Exchange Act was filed and became effective within the required time period pursuant to the provisions of the Investor Rights Agreement.
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
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the right to include shares and warrants on any registration statement filed by the Company pursuant to the Securities Act in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares and warrants that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares, warrants, and other stock to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the historic RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Exchange Act that are required to be made pursuant to our contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares and warrants to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s Registrable Securities for up to two months.
Subsequent to the date of the merger with Cross Shore, the Company also has a total of 1,357,179 common stock warrants (the “IPO Warrants”) outstanding. The IPO Warrants are immediately exercisable at any time through April 28, 2010 at $5.00 per share. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 (Note 2) and were delisted from AIM on October 5, 2009.

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
In December 2008, the Company issued a total of 4,198,885 shares of common stock in connection with the European Acquisitions. The shareholders of Therapharm, Infociencia and Imerem have entered into a share escrow agreement whereby 50 percent of the shares are held in escrow, with such shares held in escrow to be released in equal portions on the first, second and third anniversaries of the acquisition date, subject to there being no claims outstanding against each corporation being acquired (as defined within the respective acquisition agreements). As of December 31, 2009, the Company has made one working capital adjustment pursuant to the acquisition agreement with Therapharm, resulting in the release of 62,300 shares, which the Company has subsequently cancelled. In addition, the shareholders of Therapharm, Infociencia and Imerem have agreed to a 12 month lock-up on all of the Shares, all of which commenced on the closing date of the respective acquisitions.
In July 2009, the Company issued a total of 530,973 Shares of common stock in connection with the Paramax Acquisition. The shareholder of Paramax has entered into a share escrow agreement whereby 100 percent of the Paramax Shares shall be held in escrow, with such Paramax Shares held in escrow to be released in equal portions on the six and twelve month anniversaries of the acquisition date and on the last business day of the eighteen month anniversary of the acquisition date, subject to there being no claims outstanding against Paramax (as defined within the acquisition agreement). As of December 31, 2009 there were no indemnity claims outstanding. In addition, the shareholder of Paramax has agreed to a 24 month lock-up on all of the Paramax Shares, which commenced on the closing date of the acquisition.
12. Redeemable Convertible Preferred Stock
Prior to the Merger with Cross Shore
Former RPS authorized the issuance of up to 7,593,198 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”) and 1,279,130 shares of Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock” and collectively with the Series A Preferred Stock, the “Preferred Stock”). The rights and preferences of the Preferred Stock were as follows:
Dividends
The holders of shares of Preferred Stock were entitled to receive an annual cash dividend at a rate of 8% (or $0.0424 per share of Series A Preferred Stock and $0.1273 per share of Series B Preferred Stock). Such dividends were cumulative and were payable, whether or not declared by the board of directors of Former RPS, upon conversion, redemption, liquidation, or disposition of the preferred shares subject to full payment of the Senior Subordinated Note (Note 8). Former RPS recorded Preferred Stock accretion for the preferred dividends in the amount of $320,819 in 2007 through the August 30, 2007 merger with Cross Shore.
Liquidation
In the event of a liquidation of Former RPS, the holders of Preferred Stock were entitled to receive the accrued but unpaid dividends to the date of liquidation plus an amount equal to the greater of $0.5301 per outstanding share for the Series A Preferred Stock and $1.5914 per outstanding share for the Series B Preferred Stock or such additional amount as would have been received if the holders of the Preferred Stock converted their securities into common stock immediately prior to liquidation and participated in the liquidation on a pro rata basis in relation to the stock held by the common stockholders.

Redemption
At any time on or after the fifth anniversary of the Series B Preferred Stock issuance date (December 2008), Former RPS would, upon written notice of holders of not less than a majority of the then-outstanding shares of Preferred Stock, redeem all or a portion of the outstanding shares at a price equal to $0.5301 per share for the Series A Preferred Stock and $1.5914 per share for the Series B Preferred Stock plus all accrued but unpaid preferred dividends through the redemption date.
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
Former RPS was required to reserve, out of its authorized but unissued common stock, the full number of shares of common stock deliverable upon the conversion of the outstanding shares of the Preferred Stock. The conversion price was subject to adjustment in the event that Former RPS issued additional stock at a price per share that is less than the Preferred Stock conversion price in effect immediately prior to the issuance of such stock. In such an event, the Preferred Stock conversion price would be reduced to an amount equal to such lower purchase price or $0.0071 if there was no consideration. The conversion price was also subject to adjustment for events of dilution including, but not limited to, stock dividends and stock splits. Shares of the Preferred Stock would automatically be converted into shares of common stock, at the then-effective conversion rate immediately prior to the closing of an underwritten public offering of common stock with gross proceeds of at least $20 million and an offering price equal to at least 300% of the Series A Preferred Stock conversion price and 100% of the Series B Preferred Stock conversion price then in effect.
Voting Rights
The holders of the Preferred Stock were entitled to elect two directors to the board of directors of Former RPS and vote on all matters on which holders of common stock were entitled to vote, casting such number of votes equal to the number of shares of common stock into which the Preferred Stock is then convertible. In addition, Former RPS would not, without the approval of the holders of the Preferred Stock (i) amend the articles of incorporation in a manner adverse to the rights of the preferred stockholders, (ii) authorize any class or series of capital stock ranking senior to the Preferred Stock, (iii) increase the number of authorized shares of Preferred Stock, (iv) change the rights of the Preferred Stock, (v) repurchase or declare a dividend on any shares of common stock other than as provided in agreements in existence on the Preferred Stock issuance date, and (vi) authorize a merger or consolidation of Former RPS.
Subsequent to the Merger with Cross Shore
Subsequent to the merger with Cross Shore on August 30, 2007, all of the outstanding shares of Preferred Stock were converted into shares of common stock of the Company. In addition, all accumulated dividends of the Preferred Stock accrued through the date of the merger, totaling $2.63 million, were paid to the investors.
13. Stock Option Plan
In June 2002, Former RPS adopted the 2002 Equity Incentive Plan (the “2002 Plan”) which permitted the granting of incentive stock options, nonqualified stock options and restricted stock. The 2002 Plan authorized the issuance of up to 2,108,456 shares of common stock to satisfy grants under the 2002 Plan. Stock options issued generally vested over a three-year period. The exercise period was determined by Former RPS’ board of directors, but could not exceed ten years from the date of grant. Each option entitled the holder to purchase one share of common stock at the indicated exercise price.
In connection with the merger with Cross Shore, the Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At December 31, 2009, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount would be automatically adjusted to increase to an amount equal to 15% of the number of shares outstanding should that number of shares exceed the amount of shares reserved under the 2007 Incentive Plan (calculated on a fully diluted basis). Stock options issued generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.

The following table summarizes activity under the 2002 Plan and 2007 Incentive Plans:

	Options	Number of	Weighted
	Available For	Options	Average Exercise
	Grant	Outstanding	Price
Balance, December 31, 2006	693,069	2,022,594	$0.75

Authorized	4,076,608	—	$—
Granted	(775,107)	775,107	$4.98
Exercised	—	(52,773)	$0.58
Forfeited/cancelled	(14,963)	(14,963)	$0.91

Balance, December 31, 2007	3,979,607	2,729,965	$1.94

Authorized	—	—	$—
Granted	(217,304)	217,304	$3.86
Exercised	—	(11,639)	$0.77
Forfeited/cancelled	15,181	(15,181)	$1.04

Balance, December 31, 2008	3,777,484	2,920,449	$2.09

Authorized	—	—	$—
Granted	(45,155)	45,155	$1.75
Exercised	—	(544)	$0.37
Forfeited/cancelled	49,648	(49,648)	$3.44

Balance, December 31, 2009	3,781,977	2,915,412	$2.06

The weighted average grant date fair value of options granted was $0.87, $1.96 and $1.70 during the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $952, $38,000 and $177,000 respectively.
At December 31, 2009, 2,595,485 options were exercisable at a weighted average exercise price of $1.79 per share. The weighted average remaining contractual life of the outstanding options at December 31, 2009 was 6.0 years. The weighted average remaining contractual life of the fully vested options at December 31, 2009 was 6.0 years. The aggregate intrinsic value of options outstanding, and fully vested at December 31, 2009 are $1.9 million.
14. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such arrangements, including for rent obligations around the world, was approximately $3,334,000, $1,987,000 and $1,578,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The Company is the lessee of approximately $1,615,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $531,000, $650,000 and $180,000 is included in depreciation expense for the years ended December 31, 2009, 2008 and 2007 respectively.
Future minimum lease payments subsequent to December 31, 2009 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2010	$601,683	$3,634,646
2011	255,602	3,153,276
2012	4,590	3,015,000
2013	—	2,656,260
2014	—	2,126,370
Thereafter	—	2,836,814

Total minimum lease payments	$861,875	$17,422,366
Less amount representing interest	57,610

Present value of net minimum lease payments	$804,265

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
15. Related Party Transactions
In November 2007, the Company entered into a consulting agreement with a shareholder to assist the Company in identifying potential acquisition candidates. The consulting agreement expired in December 2007 and required payment to the shareholder totaling $600,000 for such services. Such amount was recognized as selling, general and administrative expense during 2007 and was included in accrued expenses at December 31, 2007 in the balance sheet for the year ended December 31, 2007. Such amount was paid in the first quarter of 2008.
The Company is the lessee of office space for its German subsidiary, RPS ReSearch Germany GmbH. The lessor of the office space is a shareholder and an executive of the Company and former shareholder of Imerem. The Company pays rent for the facility in the amount of $14,500 on a month-to-month basis.
16. Interim Consolidated Financial Information (unaudited)
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

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Service revenue	$45,258,874	$48,446,362	$51,669,235	$55,097,345
Reimbursement revenue	5,034,975	5,905,352	5,588,148	7,167,687

Total revenue	50,293,849	54,351,714	57,257,383	62,265,032

Direct costs	33,219,359	34,940,337	37,167,441	39,881,508
Reimbursable out-of-pocket costs	5,034,975	5,905,352	5,588,148	7,167,687
Selling, general and administrative expenses	10,045,270	11,045,742	11,279,779	12,427,112
Depreciation and amortization	796,422	874,207	884,177	1,168,101

Income from operations	$1,197,823	$1,586,076	$2,337,838	$1,620,624

Net income	$502,952	$485,777	$994,033	$637,686

Net income per share:
Basic	$0.01	$0.01	$0.03	$0.02
Diluted	$0.01	$0.01	$0.03	$0.02

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Service revenue	$38,047,853	$40,286,342	$39,113,267	$39,519,096
Reimbursement revenue	3,794,541	4,554,955	4,900,378	4,835,640

Total revenue	41,842,394	44,841,297	44,013,645	44,354,736

Direct costs	28,316,024	30,076,813	29,555,433	29,759,017
Reimbursable out-of-pocket costs	3,794,541	4,554,955	4,900,378	4,835,640
Selling, general and administrative expenses	7,120,510	7,759,741	7,845,537	8,563,778
Depreciation and amortization	365,295	418,969	449,187	516,801

Income from operations	$2,246,024	$2,030,819	$1,263,110	$679,500

Net income	$1,323,049	$1,153,084	$748,239	$518,412

Net income per share:
Basic	$0.04	$0.04	$0.02	$0.02
Diluted	$0.04	$0.03	$0.02	$0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A(T). Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2009 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission and based upon the SEC’s Guidance to Management.
Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2010, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2010, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2010, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2010, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2010, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(1) We have filed the following documents as part of this Form 10-K:

ReSearch Pharmaceutical Services, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	28

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	29

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ equity (deficit) for the years ended December 31, 2009, 2008 and 2007	30

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	31

Notes to Consolidated Financial Statements	32
(2) Schedules to financial statements are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.2
First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.3
Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.4
Agreement for the Sale and Purchase of the Share Capital in IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH dated December 22, 2008††

2.5	Agreement for the Sale and Purchase of the Share Capital in Infociencia, S.L. ††

2.6	Agreement for the Sale and Purchase of the Share Capital in Therapharm Recherches Th.R. dated December 23, 2008‡

2.7	Share Purchase Agreement Relating to Paramax International Inc. dated March 30, 2009‡‡

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

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

Exhibit No.	Description
4.5	Specimen Certificate of Common Stock**

4.6	Specimen Warrant Certificate**

4.7	ReSearch Pharmaceutical Services, Inc. 2007 Equity Incentive Plan**

4.8	Warrant Deed dated April 24, 2006 between Cross Shore Acquisition Corporation and Capita IRG (Offshore) Limited**

4.9	Unit Purchase Option for the Purchase of 933,333 Units of Cross Shore Acquisition Corporation dated April 24, 2006**

10.1
Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006†

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006†

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007†

10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman†

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC†

10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan†

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo†

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith†

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang†

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC†

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process†

10.18	Third Amendment to Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated July 9, 2009***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

†	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.

††	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference.

‡	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

‡‡	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2009 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2009 and incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

RESEARCH PHARMACEUTICAL SERVICES, INC.
March 24, 2010	By:	/s/ Daniel M. Perlman
Daniel M. Perlman
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2010.

Signatures	Title(s)

/s/ Daniel M. Perlman Daniel M. Perlman	Chief Executive Officer and Chairman of the Board of Directors

/s/ Harris Koffer Harris Koffer	President, Director

/s/ Steven Bell Steven Bell	Chief Financial Officer, Secretary

/s/ Daniel Raynor Daniel Raynor	Director

/s/ James Macdonald James Macdonald	Director

/s/ Stephen Stonefield Stephen Stonefield	Director

/s/ Peter Yu Peter Yu	Director

/s/ Thomas Armstrong Thomas Armstrong	Director

/s/ Jack Dean Jack Dean	Director

Warren Myers	Director

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of April 26, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., The RPS Securityholders and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.2
First Amendment to Agreement and Plan of Merger dated as of June 5, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.3
Second Amendment to Agreement and Plan of Merger dated as of July 6, 2007 among Cross Shore Acquisition Corporation, Longxia Acquisition, Inc., Research Pharmaceutical Services, Inc., and Daniel M. Perlman and Daniel Raynor, as the RPS Securityholders Committee†

2.4
Agreement for the Sale and Purchase of the Share Capital in IMEREM Institute for Medical Research Management and Biometrics — Institut für medizinisches Forschungsmanagement und Biometrie — Ein unabhaengiges Forschungsunternehmen GmbH dated December 22, 2008††

2.5	Agreement for the Sale and Purchase of the Share Capital in Infociencia, S.L. ††

2.6	Agreement for the Sale and Purchase of the Share Capital in Therapharm Recherches Th.R. dated December 23, 2008‡

2.7	Share Purchase Agreement Relating to Paramax International Inc. dated March 30, 2009‡‡

3.1	Second Restated and Amended Certificate of Incorporation of Cross Shore Acquisition Corporation**

3.2	Restated By-laws of Cross Shore Acquisition Corporation**

4.1	Registration Rights Agreement dated as of August 30, 2007 between Cross Shore Acquisition Corporation and Daniel M. Perlman and Daniel Raynor as the RPS Securityholders Committee**

4.2	Investor Rights Agreement dated as of April 24, 2006 among Cross Shore Acquisition Corporation, Sunrise Securities Corp. and Collins Stewart Limited**

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

10.1
Pennsylvania Full Service Lease between Brandywine Operating Partnership, L.P. and ReSearch Pharmaceutical Services, Inc. for 520 Virginia Drive, Fort Washington, Pennsylvania, dated as of August 7, 2006†

10.2	Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated November 1, 2006†

10.3	First Amendment and Waiver by and among ReSearch Pharmaceutical Services, Inc. and PNC Bank, N.A. dated August 29, 2007†

Exhibit No.	Description
10.4	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Daniel Perlman†

10.5	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Harris Koffer**

10.6	Employment Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Steven Bell**

10.7	Employment Agreement dated December 6, 2007 between ReSearch Pharmaceutical Services, LLC and Samir Shah**

10.8	Standard form of Non-Qualified Stock Option Award Agreement**

10.9	Standard form of Replacement Incentive Stock Option Award Agreement**

10.10	Agreement Concerning Board of Directors dated August 20, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC†

10.11	Consulting Agreement dated November 16, 2007 between ReSearch Pharmaceutical Services, Inc. and Cartesian Capital Management, LLC**

10.12	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Janet Brennan†

10.13	Employment Agreement dated April 28, 2001 between ReSearch Pharmaceutical Services, Inc. and Joseph Arcangelo†

10.14	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Dennis Smith†

10.15	Service Agreement dated April 26, 2007 between Cross Shore Acquisition Corporation and Edward Yang†

10.16	Share Repurchase Agreement dated October 4, 2007 between ReSearch Pharmaceutical Services, Inc. and Pangaea One Acquisition Holdings I, LLC†

10.17	Description of the ReSearch Pharmaceutical Services, Inc. Performance Bonus Award Process†

10.18	Third Amendment to Revolving Credit and Security Agreement by and among ReSearch Pharmaceutical Services, Inc and PNC Bank, N.A. dated July 9, 2009***

21.1	List of subsidiaries of ReSearch Pharmaceutical Services, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Previously filed as an exhibit to the Company’s registration statement filed on Form 10 filed with the Securities and Exchange Commission on December 14, 2007 and incorporated herein by reference.

†	Previously filed as an exhibit to the Company’s Amendment No. 1 to the registration statement filed on Form 10/A filed with the Securities and Exchange Commission on January 22, 2008 and incorporated herein by reference.

††	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference.

‡	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

‡‡	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2009 and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2009 and incorporated herein by reference.