Form 10-Q
period 2010-03-31
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2010-05-14
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’ classes of common stock as of the latest practicable date,

Class	Outstanding at May 14, 2010
Common Stock, par value $0.0001 per share	37,278,352

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,835,460	$3,468,104
Restricted cash	4,034,186	5,195,841
Accounts receivable, less allowance for doubtful accounts of $463,000 at March 31, 2010 and $398,000 at December 31, 2009, respectively	55,385,973	54,516,875
Deferred tax asset	485,522	473,940
Prepaid expenses and other current assets	3,520,209	4,795,030

Total current assets	$66,261,350	$68,449,790

Property and equipment, net	5,787,169	6,404,747
Other assets	1,648,390	1,627,453
Intangible assets subject to amortization, net	2,347,525	2,792,481
Goodwill	15,900,736	16,742,614
Deferred tax asset	247,607	243,593

Total assets	$92,192,777	$96,260,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,090,253	$3,526,931
Accrued expenses	12,480,539	14,551,527
Customer deposits	8,534,186	9,695,841
Deferred revenue	8,516,189	8,910,551
Line of credit	10,412,081	9,565,808
Deferred tax liability	44,267	44,267
Current portion of capital lease obligations	518,747	553,689

Total current liabilities	$44,596,262	$46,848,614

Deferred tax liability	322,121	345,121
Other liabilities	2,456,739	2,510,351
Capital lease obligations, less current portion	192,374	250,576

Total liabilities	$47,567,496	$49,954,662

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares – 150,000,000 at March 31, 2010 and December 31, 2009, issued and outstanding shares – 37,278,352 and 37,277,808 at March 31, 2010 and December 31, 2009, respectively	3,728	3,728
Additional paid-in capital	45,746,230	45,601,325
Accumulated other comprehensive (loss) income	(1,712,399)	40,507
Retained earnings	587,722	660,456

Total stockholders’ equity	$44,625,281	$46,306,016

Total liabilities and stockholders’ equity	$92,192,777	$96,260,678

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(unaudited)

Service revenue	$58,004,501	$45,258,874
Reimbursement revenue	6,705,895	5,034,975

Total revenue	64,710,396	50,293,849

Direct costs	42,421,653	33,219,359
Reimbursable out-of-pocket costs	6,705,895	5,034,975
Selling, general, and administrative expenses	12,396,553	10,045,270
Depreciation and amortization	1,270,280	796,422

Income from operations	1,916,015	1,197,823

Interest expense	(226,211)	(130,628)
Interest income	—	73,934
Other income (expense)	26,754	(17,163)

Income before provision for income taxes	1,716,558	1,123,966
Provision for income taxes	1,789,292	621,014

Net (loss) income	$(72,734)	$502,952

Net (loss) income per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding:
Basic	37,278,055	36,746,460
Diluted	37,278,055	37,892,322
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ending March 31,
	2010	2009
	(unaudited)
Net (loss) income	$(72,734)	$502,952
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,270,280	796,422
Stock-based compensation	144,704	154,730
Deferred tax provision (benefit)	15,597	(128,769)
Changes in operating assets and liabilities:
Accounts receivable	(1,174,399)	(7,220,626)
Prepaid expenses and other assets	1,378,222	34,292
Accounts payable	499,570	(623,543)
Accrued expenses and other liabilities	(2,544,445)	(125,392)
Customer deposits	(862,385)	(380,471)
Deferred revenue	(224,677)	(1,199,044)

Net cash used in operating activities	(1,570,267)	(8,189,449)

Investing activities
Change in restricted cash	889,006	380,471
Business combinations, net of cash acquired	—	(651,923)
Purchase of property and equipment	(515,967)	(540,617)

Net cash provided by (used in) investing activities	373,039	(812,069)

Financing activities
Net borrowings on line of credit	846,273	5,350,415
Principal payments on capital lease obligations	(91,711)	(186,582)
Proceeds from exercise of options	201	201

Net cash provided by financing activities	754,763	5,164,034
Effect of exchange rates on cash and cash equivalents	(190,179)	(513,561)

Net change in cash and cash equivalents	(632,644)	(4,351,045)
Cash and cash equivalents, beginning of period	3,468,104	6,565,003

Cash and cash equivalents, end of period	$2,835,460	$2,213,958

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$213,226	$147,791

Income taxes	$1,055,819	$625,000

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)
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
On August 30, 2007, it’s predecessor company (“Former RPS”) merged with and into a wholly-owned subsidiary of Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company incorporated in Delaware in 2006 as a vehicle to acquire one or more operating companies in the United States. Prior to the merger, Cross Shore completed an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange to raise proceeds to fund such an acquisition. As a result of the merger, Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc., and RPS is now a holding company for, and conducts substantially all of its operations through its wholly-owned subsidiary, ReSearch Pharmaceutical Services, LLC.
On September 4, 2009, RPS delisted its common stock from AIM following approval of the delisting by the requisite number of shareholders. Trading in RPS’ warrants to purchase common stock, also listed on AIM, was suspended following the delisting of the common stock, and the warrants were delisted on October 5, 2009. RPS common stock and warrants are no longer traded on AIM, but remain transferable as described in the proxy statement which was mailed to shareholders and warrant holders on July 24, 2009, and subject to applicable securities laws.
The Company has wholly-owned subsidiaries in 44 countries around the world with its core operations located in North America, Latin America, Europe and Asia.
2. Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2010 and the consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2009 has been derived from audited financial statements.
Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 17%, 15% and 15% of service revenues during the three months ended March 31, 2010, respectively. The Company’s two largest customers for the three months ended March 31, 2009 represented approximately 17% and 11% of service revenues, respectively.
Our largest customer accounted for approximately 19% of the accounts receivable balance at March 31, 2010, and approximately 16% of the accounts receivable balance at December 31, 2009. Our second largest customer accounted for approximately 14% of the accounts receivable balance at March 31, 2010, and approximately 17% of the accounts receivable balance at December 31, 2009. No other customers represented more than 10% of net service revenues or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is calculated on a proportional performance basis based on the ratio that costs incurred to date bear on the estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three months ended March 31, 2010 or 2009. Deferred revenue represents amounts billed to customers in excess of revenue recognized.
Financial Accounting Standards Board (“FASB”) guidance requires reimbursable out-of-pocket expenses to be classified as revenue in the statements of operations. Reimbursements for out-of-pocket expenses, included in total revenue in the Company’s consolidated statements of operations were $6,705,895 and $5,034,975 for the three months ended March 31, 2010 and 2009, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $2,729,000 and $1,255,000 for the three months ended March 31, 2010 and 2009 respectively.
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

The effective tax rate for the three months ended March 31, 2010 and 2009 was higher than the federal statutory rate, as the Company does not record a tax benefit for net operating losses generated in certain of its foreign subsidiaries as it may not realize the tax benefit of these net operating losses.
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
Stock-Based Compensation
The per-share weighted average fair value of the options granted during the three months ended March 31, 2010 and 2009 were estimated at $1.49 and $0.85, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Expected volatility	50%	50%
Risk-free interest rate	2.28%	1.67%
Expected life	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value to estimate fair value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock based compensation expense for the three months ended March 31, 2010 and 2009 related to share based service awards was approximately $145,000 and $155,000, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of March 31, 2010 was $0.6 million, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.7 years.

Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 15% and 14% of service revenues during the three months ended March 31, 2010 and 2009, respectively. In addition, approximately 34% and 35% of the Company’s consolidated tangible assets are located in foreign locations at March 31, 2010 and December 31, 2009, respectively.

	Americas	Europe	Asia-Pacific	Total

Service revenues from external customers (1)
Three months ended March 31, 2010	53,557,084	3,847,973	599,444	58,004,501
Three months ended March 31, 2009	41,068,367	4,190,507	—	45,258,874
Long-lived assets (2)
As of March 31, 2010	3,999,516	1,611,443	176,210	5,787,169
As of December 31, 2009	4,228,432	1,982,932	193,383	6,404,747

(1)	Service revenues are attributable to geographic locations based on the physical location where the services are performed.

(2)	Long-lived assets represents the net book value of property and equipment.
Net (Loss) Income Attributable to Common Shares
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the periods plus the dilution that would occur upon the exercise of stock options or common stock warrants.
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended March 31,
	2010	2009

Net (loss) income	$(72,734)	$502,952
Weighted average common shares outstanding — basic	37,278,055	36,746,460
Dilutive effect of stock options and warrants	—	1,145,862

Weighted average common shares outstanding — diluted	37,278,055	37,892,322

Warrants outstanding totaling 1.4 million shares of the Company’s common stock, along with options to purchase 989,843 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2009 because their effect would have been anti-dilutive. All outstanding options and warrants are excluded from the computation of diluted weighted average share computation for the three months ended March 31, 2010 as their effect would have been anti-dilutive. Outstanding stock options and warrants could potentially dilute earnings per share in the future.

Comprehensive Loss
The Company’s comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
Net (loss) income as reported	$(72,734)	$502,952
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,752,906)	(1,898,823)

Comprehensive loss	$(1,825,640)	$(1,395,871)

3. Acquisitions
2009 Acquisition
Paramax International Inc. (“Paramax”)
On July 7, 2009, RPS acquired the outstanding shares of Paramax for consideration of $1.0 million in cash and 530,973 shares of common stock (the “Paramax Shares”) issued to Paramax’s sole shareholder (the “Paramax Acquisition”). Paramax, which is active in the same fields as RPS, provides the Company with opportunities in the Asia-Pacific market and complements its current operations in the Americas and Europe. In addition, the acquisition provides RPS with greater scale to meet the growing needs of its customers in the market for globally integrated clinical research services. The Paramax Shares were valued by management utilizing the assistance of a valuation specialist at $1.73 per share, which resulted in total acquisition consideration of approximately $1.9 million. The shareholder of Paramax has entered into a share escrow agreement whereby all of the Paramax Shares are held in escrow, and were, or will be released in equal portions on October 7, 2009, July 7, 2010 and January 31, 2011, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). In addition, the shareholder of Paramax has agreed to a 24 month lock-up on all Paramax Shares. Paramax, founded in 2007, is located in Beijing, China. Paramax operates throughout China and the Asia–Pacific market, providing clinical research services to the bio-pharmaceutical industry.
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

$1,918,583

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation of the assets acquired and liabilities assumed. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists and a non-compete agreement. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the outcome of the Company’s valuation study. The final valuation is expected to be completed in 2010.
The unaudited pro forma information below presents combined results of operations as if the Paramax Acquisition had occurred as of the beginning of the reporting periods instead of in July 2009. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Three months ended
March 31, 2009
(unaudited)
Service revenue	$45,311,812
Reimbursement revenue	5,034,975

Total revenue	50,346,787

Net income	$426,814

Net income per common share:
Basic	$0.01
Diluted	$0.01

Weighted average number of common shares outstanding:
Basic	37,277,433
Diluted	38,423,295
The shares issued in connection with the consummation of the Paramax Acquisition were valued by management utilizing the assistance of a valuation specialist, which resulted in a fair value of $1.73 per share. This value is also consistent with the trading price of the Company’s common stock on AIM at the time of the Paramax Acquisition, discounted to reflect the escrow and lock up arrangements underlying certain of the shares issued as discussed above.
4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2010:

Balance as of December 31, 2009	$16,742,614
Currency exchange	(841,878)

Balance as of March 31, 2010	$15,900,736

The following tables summarize intangible assets and their amortization as of:

		March 31, 2010
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,206,700	$(2,243,298)	$963,402
Brand name	1,317,111	(837,629)	479,482
Non-compete agreements	1,494,758	(590,117)	904,641

Total	6,018,569	(3,671,044)	2,347,525

		December 31, 2009
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,291,114	$(2,242,057)	$1,049,057
Brand name	1,403,059	(696,360)	706,669
Non-compete agreements	1,569,459	(532,734)	1,036,725

Total	$6,263,632	$(3,471,151)	$2,792,481

The estimated amortization expense for the nine months ended December 31, 2010 and the four years ending December 31, 2014 is as follows:

Nine Months Ending
December 31, 2010	2011	2012	2013	2014
$831,000	$470,000	$450,000	$421,000	$175,500
5. Property and Equipment
Property and equipment consist of the following:

		March 31,	December 31,
	Useful life	2010	2009
Computers, software and other equipment	2 to 3 years	$4,462,421	$5,052,139
Automobiles	1 to 3 years	1,613,899	1,615,000
Leasehold improvements	7 years	695,000	379,645
Software	2 to 3 years	758,978	498,683
Furniture and fixtures	5 years	2,759,448	2,980,807

		10,289,746	10,526,274
Less accumulated depreciation		(4,502,577)	(4,121,527)

		$5,787,169	$6,404,747

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10). Depreciation expense was approximately $969,000 and $478,000 for the three months ended March 31, 2010 and 2009, respectively.

6. Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Accrued compensation	$5,404,845	$5,824,601
Accrued professional fees	1,996,813	1,953,424
Volume rebate accrual	775,816	1,507,603
Accrued taxes	398,535	1,975,566
Other	3,904,530	3,290,333

	$12,480,539	$14,551,527

7. Lines of Credit
In November 2006, the Company entered into a bank line of credit agreement (the “Credit Agreement”), expiring October 31, 2009. The Credit Agreement provided for $15,000,000 of available borrowings, and was subject to certain borrowing base restrictions. Borrowings under the Credit Agreement required interest at the Federal Funds open rate, as defined, plus 1%. The Credit Agreement was secured by all corporate assets and also contained financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity.
In July 2009, the Credit Agreement was amended (the “Amended Credit Agreement”) to extend the termination date to October 31, 2012. The Amended Credit Agreement also provides for $30,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Amended Credit Agreement require interest at the Federal Funds open rate, as defined, plus 2% (4.75% at March 31, 2010). The Amended Credit Agreement remains secured by all corporate assets and continues the financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity present under the Credit Agreement. At March 31, 2010 there were $10.4 million in outstanding borrowings under this line of credit.
In addition to the Company’s line of credit for its’ U.S. based operation, the Company maintains various local lines of credit for its’ operations based around the world. At March 31, 2010 there were no outstanding borrowings under these lines of credit.
8. Stockholders’ equity
The Company is authorized to issue up to 1,000,000 shares of Preferred Stock and 150,000,000 shares of common stock, $.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s equity incentive plans (Note 9).
The Company’s stockholders are granted certain rights to register their shares under the securities laws of the United States pursuant to three separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those holding shares in RPS prior to the merger with Cross Shore. The Investor Rights Agreement (as defined below) pertains to those acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006. The Founders’ Shares Agreement (as defined below) pertains to those that acquired shares prior to Cross Shore’s initial public offering in April 2006.

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
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares on any registration statement filed by the Company pursuant to the Securities Act of 1933, as amended (the “Securities Act”) in connection with a public offering of stock, whether such offering is being made for the Company’s own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the Former RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. If the Company fails to make filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are required to be made pursuant to its contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s registrable securities for up to two months, or up to four months under the Investor Rights Agreement.
Under the Registration Rights Agreement dated April 24, 2006 (the “Founders’ Shares Agreement”), the Company is required to file a shelf registration statement on Form S-3 upon request of the founding stockholders after becoming eligible to do so. In addition, the holders of the Company’s founding stock are entitled to no more than two demand registrations (covering in each case as many shares as the founding stockholders propose to sell, subject to certain restrictions imposed by an underwriter) and piggyback registration rights. If the Company files a shelf registration statement for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws.
The Company is required to bear all expenses incident to its compliance with the terms of the Registration Rights Agreement, the Investor Rights Agreement, and the Founders’ Shares Agreement. The Registration Rights Agreement and Founders’ Shares Agreement also contains customary indemnification obligations from the Company to the applicable stockholders with respect to untrue statements or material omissions in any registration statement that includes the applicable shares.
The Company also had a total of 1,357,179 common stock warrants (the “IPO Warrants”). The IPO Warrants expired on April 28, 2010. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 and were delisted from AIM on October 5, 2009. The IPO Warrants were exercisable at $5.00 per share.
In addition, a total of 186,667 options were outstanding from the date of the date of the Cross Shore initial public offering in April 2006. These options (“Underwriter Purchase Options”) were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitled the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. If the options were exercised, the warrants received would be fully vested with exercise prices of $5.00 per share at any time through April 28, 2010. Such warrants are subject to the same provisions as the IPO Warrants discussed above. The Underwriter Purchase Options expired on April 28, 2010.
9. Stock Option Plans
In June 2002, the Company adopted the 2002 Equity Incentive Plan (the “2002 Plan”) which permitted the granting of incentive stock options, nonqualified stock options and restricted stock. The Company authorized the issuance of up to 2,108,456 shares of common stock to satisfy grants under the 2002 Plan. Stock options issued generally vested over a three-year period. The exercise period was determined by the Company’s Board of Directors, but may not exceed ten years from the date of grant. Each option entitled the holder to purchase one share of common stock at the indicated exercise price.

The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At March 31, 2010, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued under the 2007 Incentive Plan generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and the 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price
Balance, December 31, 2009	3,781,977	2,915,412	$2.06

Granted	(39,213)	39,213	$3.00
Exercised	—	(544)	$0.37

Balance, March 31, 2010	3,742,764	2,954,081	$2.07

The weighted average grant date fair value of options granted was $1.49 during the three months ended March 31, 2010.
At March 31, 2010, 2,672,375 options were exercisable at a weighted average exercise price of $1.88 per share. The weighted average remaining contractual life of the fully vested options at March 31, 2010 was 5.8 years. The aggregate intrinsic value of options outstanding, and fully vested at March 31, 2010 was $1.9 million.
10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such lease arrangements was approximately $880,000 and $731,000 during the three months ended March 31, 2010 and 2009, respectively. The Company is the lessee of approximately $1,584,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $116,000 and $153,000 for the three months ended March 31, 2010 and 2009, respectively, and is included in depreciation expense.
Future minimum lease payments subsequent to March 31, 2010 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2010	$492,269	$2,647,770
2011	255,602	3,094,913
2012	4,590	2,960,477
2013	—	2,607,810
2014	—	2,090,979
Thereafter	—	2,836,814

Total minimum lease payments	$752,461	$16,238,763
Less amount representing interest	41,340

Present value of net minimum lease payments	$711,121

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This filing with the United States Securities and Exchange Commission (“SEC”) is being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain matters contained in this filing may constitute forward-looking statements. When used in this Form 10-Q, the words “project,” “believe,” “plan,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Any one, or all, of the following factors could cause actual financial results to differ materially from those financial results mentioned in the forward-looking statements: the difficulty in predicting and responding to shifts in bio-pharmaceutical research and development spending, regional, national or global political, economic, business, competitive, market and regulatory conditions including: our ability to identify liabilities associated with the Company; our ability to manage pricing and operational risks; our ability to manage foreign operations and integrate new operations into our existing operations; changes in technology; and our ability to acquire or renew contracts, the departure of one or more key executives, and other risks identified in our filings with the SEC, including our Form 10-K for the fiscal year ended December 31, 2009, filed on March 24, 2010. We disclaim any intent or obligation to update forward-looking statements even if experience or future changes make it clear that actual results may differ materially from any projected results expressed or implied therein.
Unless the context otherwise requires, all references to “ReSearch Pharmaceutical Services,” “RPS,” the “Company,” “we,” “us” or “our” refer to ReSearch Pharmaceutical Services, Inc., together with its subsidiaries.
Overview
RPS has been providing services to the bio–pharmaceutical industry since it was founded in 1994. The Company has built an outsourcing organization that combines clinical drug development expertise and infrastructure with staffing and recruiting capabilities.
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
The Company has invested in building an infrastructure to support the demand for its services. In 2005 the Company began its investment in global expansion with the opening of offices across Latin America. In December 2008, the Company completed the acquisition of three CROs located in Germany, France and Spain (the “European Acquisitions”), and in July 2009 the Company completed the Paramax Acquisition. The Company believes that the European Acquisitions and the Paramax Acquisition, which are active in the same fields as RPS, provide the Company with opportunities in the European and Asian markets and complement its current operations in the Americas. In addition, RPS believes the European Acquisitions and the Paramax Acquisition provide it with greater scale to meet the growing needs of its customers in the rapidly expanding market for globally integrated clinical research services.
Critical Accounting Policies
RPS’ consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The significant accounting policies of the Company are discussed in Note 2 to the audited financial statements for the year ended December 31, 2009, included in the Company’s Annual report on Form 10-K for the year ended December 31, 2009. The following discussion highlights what the Company believes to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.
•	Revenue and Cost Recognition
The majority of the Company’s service revenues are derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is calculated on a proportional performance basis based on the ratio that costs incurred to date bear on the estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are made in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is provided for in the financial statements during that period. No such losses were recognized in the three months ended March 31, 2010 or 2009. Deferred revenue represents amounts billed to customers in excess of revenue recognized.

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
Effective January 1, 2007 the Company adopted FASB ASC 740-10-50, formerly known as Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB ASC 740, formerly known as FASB Statement No. 109 (the “Interpretation”). The Interpretation requires that the Company recognized, in its financial statements, the impact of a tax position taken, or expected to be taken, in tax returns if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Under the Interpretation, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.
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

The per-share weighted average fair value of the options granted during the three months ended March 31, 2010 and 2009 were estimated at $1.49 and $0.85, respectively using the Black-Scholes option-pricing model with the following weighted average assumptions which are based upon Company history or industry comparative information:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0.00%	0.00%
Expected volatility	50%	50%
Risk-free interest rate	2.28%	1.67%
Expected life	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock based compensation expense for the three months ended March 31, 2010 and 2009 related to share based service awards was approximately $145,000 and $155,000, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of March 31, 2010 was $0.6 million net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.7 years.
•	Valuation of Long–lived Assets
Intangible assets consist primarily of non–compete agreements, customer contracts and lists, brand names, and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from the European Acquisitions and the acquisition of Paramax. Finite-lived intangible assets are amortized on a straight line basis over the following periods: Customer lists – three to five years, brand names — two years, and non-compete agreements – three to six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. If the Company determines that the carrying value of definite lived long–lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis (as of October 1 of each year) and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value. If the fair value of the Company is less than the carrying value, goodwill may be impaired, and will be written down to its estimated fair market value, if necessary.
Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:
Revenues. Service revenues increased 28.2% to $58.0 million for the three months ended March 31, 2010 from $45.3 million for the three months ended March 31, 2009 as we generated additional business from existing and new customers. The majority of the increase is related to the continued build from existing contracts with several bio-pharmaceutical companies which use our integrated programs. Integrated program revenue for the three months ended March 31, 2010 grew 24.7% over the comparable prior period, and accounted for 59.9% of our total service revenue and accounted for approximately 55% of our revenue growth for the three months ended March 31, 2010. The remaining 45% of our revenue growth for the three months ended March 31, 2010 was the result of continued growth from our existing customers worldwide.

Reimbursement revenues and offsetting reimbursable out–of–pocket costs fluctuate from period to period due primarily to the level of pass–through expenses in a particular period. Reimbursement revenues and reimbursable out–of–pocket costs increased 33.2% to $6.7 million during the three months ended March 31, 2010 from $5.0 million during the three months ended March 31, 2009. The increase is due primarily to an increase in the number of programs for which we provide our various services.
Direct Costs. Direct costs increased 27.7% to $42.4 million or 73.1% of service revenues for the three months ended March 31, 2010 as compared to $33.2 million or 73.4% of service revenues for the three months ended March 31, 2009. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue is related to increased labor efficiencies that we have implemented. The primary costs included in direct costs are operational staff payroll and related taxes and benefits.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased 23.4% to $12.4 million for the three months ended March 31, 2010 from $10.0 million for the three months ended March 31, 2009 to support the increase in revenues. The primary reason for the increase in SG&A was the investment in infrastructure related to the European Acquisitions and the Paramax Acquisition, and an increase in the number of corporate personnel, which resulted in increases in employee–related costs such as new salaries, health benefits and payroll taxes to $7.6 million for the three months ended March 31, 2010 as compared to $6.0 million for the three months ended March 31, 2009. Additionally, due to our increasing global footprint we saw an increase in rent and travel expense to $1.3 million for the three months ended March 31, 2010 as compared to $1.2 million for the three months ended March 31, 2009.
Depreciation and amortization expense. Depreciation and amortization expense increased 59.5% to $1.3 million for the three months ended March 31, 2010 as compared to $0.8 million for the three months ended March 31, 2009 due primarily to an increase in the depreciable asset base and amortization of intangible assets related to the Paramax Acquisition and the European Acquisitions.
Income from operations. Income from operations increased to $1.9 million for the three months ended March 31, 2010 as compared to income from operations of $1.2 million for the three months ended March 31, 2009. The increase is attributable to additional leveraging of fixed costs of a larger revenue base.
Interest expense. Interest expense for the three months ended March 31, 2010 increased to $0.2 million from interest expense of $0.1 million for three months ended March 31, 2009. The increase is due to an increase in borrowings on our line of credit.
Interest income. Interest income decreased to $0.0 million during the three months ended March 31, 2010 from interest income of $0.1 million for the three months ended March 31, 2009 due to an decrease in the level of investable cash on hand throughout the period.
Other income. We generated other income of approximately $27,000 during the three months ended March 31, 2010 as a result of favorable foreign currency fluctuations impacting our Latin American operations as compared to other expense incurred of approximately $17,000 during the three months ended March 31, 2009.
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2010 increased to $1.8 million as compared to a provision of $0.6 million for the three months ended March 31, 2009. The increase in the provision is due to both an increase in taxable income in the United States during the period, as well as an increase in the overall effective tax rate. The effective tax rate increased as we are not recording a tax benefit for net operating losses generated in certain foreign subsidiaries as we may not realize the tax benefit of these operating losses.

Net income (loss). As a result of the factors discussed above, the Company incurred a net loss for the three months ended March 31, 2010 of $73,000 or $0.00 per share, basic and diluted, from net income for the three months ended March 31, 2009 of $0.5 million or $0.01 per share, basic and diluted.
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
At March 31, 2010 the Company maintained a working capital line of credit with a bank, with a maximum potential borrowing capacity of $30.0 million. At March 31, 2010, there were $10.4 million in outstanding borrowings under this facility. Interest on outstanding borrowings under this facility is at the Federal Funds open rate, plus 2% (4.75% at March 31, 2010). The credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions (other than dividends or distributions payable in our stock). At March 31, 2010, the Company was in compliance with these covenants. The facility is secured by all of the assets of the Company. At March 31, 2010, the Company had available cash and cash equivalent balances of $2.8 million and working capital of $21.7 million, which the Company believes will provide sufficient liquidity for the next twelve months.
During the three months ended March 31, 2010, the Company’s operating activities used cash of $1.6 million, a use of $6.6 million less than the corresponding amount for the three months ended March 31, 2009. The operating activities use of cash during the three month period can be attributed to a net loss for the period of $73,000, an increase in accounts receivable, net of allowance for doubtful accounts of $1.2 million, related to both the increase in revenues during the period as well as the timing of cash collections. In addition, during the three months ended March 31, 2009, the Company used cash in other operating assets and liabilities of $3.6 million consisting primarily of $2.5 million in accrued expenses and other liabilities, $0.9 million in customer deposits and $0.2 million in deferred revenue. These uses of cash were offset by positive cash flow changes of $1.4 million of prepaid expenses and other current assets and $0.5 million of accounts payable. The net loss for the period also includes non cash charges of $0.1 million related to stock based compensation and $1.3 million related to depreciation and amortization.
Cash provided by investing activities for the three months ended March 31, 2010 totaled $0.4 million, consisting primarily of a $0.9 million increase in restricted cash, offset by $0.5 million for the purchase of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2010 totaled $0.8 million, consisting primarily of $0.8 million in net borrowings on the Company’s line of credit, offset by $0.1 million in principal payments on capital lease obligations.
Off–Balance Sheet Arrangements
At December 31, 2009, RPS was not a party to any off–balance sheet arrangements as defined by Regulation S–K Item 303(a)(4)(i), promulgated under the Exchange Act.
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
Approximately 15% of our net revenues for the three months ended March 31, 2010, were derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.

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
Item 4T. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which to our knowledge have not materially changed other than as set forth below.
Bio-pharmaceutical industry consolidation may adversely affect our business.
A number of large bio-pharmaceutical companies have recently completed mergers or other acquisitions that will consolidate the research and development expenditures and outsourcing trends of the bio-pharmaceutical industry into fewer companies. Our clients, Pfizer, including its wholly owned subsidiary Wyeth, and Merck, including its wholly owned subsidiary Schering-Plough, which represented 17% and 15% of our service revenues during the three months ended March 31, 2010, respectively, are two such companies. As the integration of these acquisitions continues, the surviving bio-pharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions and subsequent integration, but any resulting decisions related to outsourcing clinical trial services could have an adverse effect on our business.

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
In addition, for the nine months ended March 31, 2010, our top five clients represented approximately 60% of service revenues and our twenty top clients comprised approximately 86% of service revenues. For the three months ended March 31, 2010, our largest customer was responsible for 17% of our service revenues. The loss of our single largest client or the loss or reduction in scope of a single material contract or several smaller contracts of any of our top five clients could materially adversely affect our results of operations, revenues or cash flow. No assurance can be given that we will be able to realize the service revenues included in backlog and accordingly our aggregate backlog is not a necessarily meaningful indicator of future results. Our current total backlog as of March 31, 2010 was $211.3 million, of which approximately $46.7 million is not expected to be realized in 2010.
Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors and cause stockholders to own “odd lots” of shares.
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio of one-for-two to one-for-four, to be determined by our Board of Directors. Our stock is not currently listed on any market, so the market price of the stock would not be affected by such a reverse stock split. However, the book value of our stock would be affected, and if the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors.
The reverse stock split may also result in some stockholders owning “odd lots” of less than 100 shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.
Further, the reverse stock split will result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 131,360,824 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.
We may be affected by health care reform.
In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the bio-pharmaceutical industry. Under the Patient Protection and Affordable Care Act signed into law in March 2010, medical device manufacturers and bio-pharmaceutical companies will be immediately subject to a excise tax in excess of $2 billion per year that escalates over time and will be allocated based on market share. In addition, the FDA was authorized to establish a process to regulate the approval of generic versions of biologic drugs. The imposition of excise taxes and simplified approval process for biologic drugs could decrease the amount of money our clients can spend on our services, provide a disincentive to discover new biologic drugs, and otherwise decrease the use of our services. We are presently uncertain as to all of the effects the recently enacted legislation could have on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by the bio-pharmaceutical industry, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

Item 5. Other Information.
None.
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

Date: May 14, 2010	ReSearch Pharmaceutical Services, Inc.
	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance, Chief Financial Officer, and Secretary

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.