Form 10-Q
period 2010-06-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2010-08-06
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 6, 2010
Common Stock, par value $0.0001 per share	37,216,052

Part I. Financial Information
Item 1. Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,252,240	$3,468,104
Restricted cash	5,161,878	5,195,841
Accounts receivable, less allowance for doubtful accounts of $535,000 at June 30, 2010 and $398,000 at December 31, 2009, respectively	56,747,607	54,516,875
Current deferred tax asset	500,900	473,940
Prepaid expenses and other current assets	4,442,707	4,795,030

Total current assets	$71,105,332	$68,449,790

Property and equipment, net	5,608,563	6,404,747
Other assets	1,564,898	1,627,453
Intangible assets subject to amortization, net	1,867,216	2,792,481
Goodwill	14,199,770	16,742,614
Deferred tax asset	212,332	243,593

Total assets	$94,558,111	$96,260,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,409,160	$3,526,931
Accrued expenses	10,992,273	14,551,527
Customer deposits	9,661,878	9,695,841
Deferred revenue	10,493,214	8,910,551
Line of credit	10,860,648	9,565,808
Current deferred tax liability	44,267	44,267
Current portion of capital lease obligations	494,937	553,689

Total current liabilities	$47,956,377	$46,848,614

Deferred tax liability	314,421	345,121
Other liabilities	2,313,028	2,510,351
Capital lease obligations, less current portion	122,823	250,576

Total liabilities	$50,706,649	$49,954,662

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares — 150,000,000 at June 30, 2010 and December 31, 2009, issued and outstanding shares — 37,216,052 and 37,277,808 at June 30, 2010 and December 31, 2009, respectively.	3,728	3,728
Additional paid-in capital	45,895,863	45,601,325
Accumulated other comprehensive (loss) income	(4,164,581)	40,507
Retained earnings	2,116,452	660,456

Total stockholders’ equity	$43,851,462	$46,306,016

Total liabilities and stockholders’ equity	$94,558,111	$96,260,678

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Service revenue	$64,404,696	$48,446,362	$122,409,197	$93,705,236
Reimbursement revenue	8,794,086	5,905,352	15,499,981	10,940,328

Total revenue	73,198,782	54,351,714	137,909,178	104,645,564

Direct costs	46,310,269	34,940,337	88,731,922	68,159,696
Reimbursable out-of-pocket costs	8,794,086	5,905,352	15,499,981	10,940,328
Selling, general, and administrative expenses	13,274,627	11,045,742	25,671,180	21,091,012
Depreciation and amortization	931,488	874,207	2,201,768	1,670,629

Income from operations	3,888,312	1,586,076	5,804,327	2,783,899

Interest expense	(212,161)	(173,138)	(438,372)	(303,766)
Interest income	5,186	93,894	5,186	167,829
Other income (expense)	10,710	(149,938)	37,464	(167,102)

Income before provision for income taxes	3,692,047	1,356,894	5,408,605	2,480,860
Provision for income taxes	2,163,317	871,117	3,952,609	1,492,131

Net income	$1,528,730	$485,777	$1,455,996	$988,729

Net income per common share:
Basic	$0.04	$0.01	$0.04	$0.03
Diluted	$0.04	$0.01	$0.04	$0.03

Weighted average number of common shares outstanding:
Basic	37,265,344	36,746,835	37,271,665	36,746,648
Diluted	38,776,053	37,624,649	38,676,380	37,707,889
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Net income	$1,455,996	$988,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,201,768	1,670,629
Stock-based compensation	294,337	308,675
Deferred tax benefit	(26,339)	(229,418)
Changes in operating assets and liabilities:
Accounts receivable	(3,406,062)	(7,620,488)
Prepaid expenses and other assets	437,265	(1,717,888)
Accounts payable	2,016,987	(1,496,494)
Accrued expenses and other liabilities	(3,005,662)	504,627
Customer deposits	33,757	(1,645,565)
Deferred revenue	890,603	446,898

Net cash provided by (used in) operating activities	892,650	(8,790,295)

Investing activities
Change in restricted cash	52,641	1,645,565
Business combinations, net of cash acquired	—	(1,573,752)
Purchase of property and equipment	(1,051,447)	(1,254,484)

Net cash used in investing activities	(998,806)	(1,182,671)

Financing activities
Net borrowings on line of credit	1,294,840	4,873,471
Principal payments on capital lease obligations	(186,505)	(349,647)
Payments on deferred equity financing costs	(105,000)	—
Proceeds from exercise of options	201	201

Net cash provided by financing activities	1,003,536	4,524,025
Effect of exchange rates on cash and cash equivalents	(113,244)	38,927

Net change in cash and cash equivalents	784,136	(5,410,014)
Cash and cash equivalents, beginning of period	3,468,104	6,565,003

Cash and cash equivalents, end of period	$4,252,240	$1,154,989

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$425,387	$470,868

Income taxes	$3,618,401	$4,033,194

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)
1. Business
ReSearch Pharmaceutical Services, Inc. and Subsidiaries (the “Company” or “RPS”) is a global next generation CRO (clinical research organization) serving biotechnology and pharmaceutical companies, which the Company refers to collectively as the biopharmaceutical industry. The RPS business model combines the expertise of a traditional CRO with the ability to provide flexible outsourcing solutions that are fully integrated within the Company’s clients’ clinical infrastructure. The Company is able to leverage its high degree of clinical expertise, industry knowledge and specialization to reduce the expense and time frame of clinical development that meets the varied needs of small, medium and large biopharmaceutical companies.
On August 30, 2007, the Company’s predecessor company (“Old RPS”) merged with and into a wholly-owned subsidiary of Cross Shore Acquisition Corporation (“Cross Shore”), a blank check company incorporated in Delaware in 2006 as a vehicle to acquire one or more operating companies in the United States. Prior to the merger, Cross Shore completed an initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange to raise proceeds to fund such an acquisition. As a result of the merger, Cross Shore changed its name to ReSearch Pharmaceutical Services, Inc., and RPS is now a holding company for, and conducts substantially all of its operations through its wholly-owned subsidiary, ReSearch Pharmaceutical Services, LLC.
On September 4, 2009, RPS delisted its common stock from AIM following approval of the delisting by the requisite number of shareholders. Trading in RPS’ warrants to purchase common stock, also listed on AIM, was suspended following the delisting of the common stock, and the warrants were delisted on October 5, 2009. RPS common stock and warrants are no longer traded on AIM, but remain transferable as described in the proxy statement which was mailed to shareholders and warrant holders on July 24, 2009 and subject to applicable securities laws.
The Company has wholly-owned subsidiaries in 47 countries around the world with its core operations located in North America, Latin America, Europe and Asia.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2009 has been derived from audited financial statements not included in this report.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 17%, 16% and 15% of service revenue during the six months ended June 30, 2010, respectively. The Company’s two largest customers for the six months ended June 30, 2009 represented approximately 17% and 11% of service revenue, respectively. The Company’s three largest customers accounted for approximately 18%, 15% and 13% of service revenue during the three months ended June 30, 2010, respectively. The Company’s two largest customers for the three months ended June 30, 2009 represented approximately 17% and 10% of service revenue, respectively.
The Company’s largest customer accounted for approximately 16% of the accounts receivable balance at June 30, 2010 and at December 31, 2009. The Company’s second largest customer accounted for approximately 14% of the accounts receivable balance at June 30, 2010, and approximately 17% of the accounts receivable balance at December 31, 2009. No other customers represented more than 10% of net service revenue or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenue is derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is calculated on a proportional performance basis based on the ratio that costs incurred to date bear on the estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are recorded in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is recorded in the financial statements for that period. No such losses were recognized in the six months ended June 30, 2010 or 2009. Deferred revenue represents amounts billed to customers in excess of revenue recognized.
Financial Accounting Standards Board (“FASB”) guidance requires reimbursable out-of-pocket expenses to be classified as revenue in the statements of operations. Reimbursements for out-of-pocket expenses, included in total revenue in the Company’s consolidated statements of operations were $8,794,086 and $5,905,352 for the three months ended June 30, 2010 and 2009, respectively, and $15,499,981 and $10,940,328 for the six months ended June 30, 2010 and 2009, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $1,267,000 and $548,000 for the three months ended June 30, 2010 and 2009 respectively, and $3,996,000 and $1,803,000 for the six months ended June 30, 2010 and 2009, respectively.

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
The effective tax rate for the three and six months ended June 30, 2010 and 2009 was higher than the federal statutory rate, as the Company did not record a tax benefit for net operating losses generated in certain of its foreign subsidiaries as it may not realize the tax benefit of these net operating losses.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with the FASB guidance on foreign currency translation. All balance sheet accounts have been translated using the exchange rates in effect at the respective balance sheet dates. Income statement amounts have been translated using average exchange rates in effect over the relevant periods. The gains and losses resulting from the changes in exchange rates during the year have been reported separately in other comprehensive income in the consolidated financial statements.
Stock-Based Compensation
The per-share weighted average fair value of the options granted during the three months ended June 30, 2010 and 2009 was estimated at $2.12 and $0.87, respectively, while the per-share weighted average fair value of the options granted during the six months ended June 30, 2010 and 2009 was estimated at $1.78 and $0.86, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.13%	2.16%	2.21%	1.92%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as the “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value to estimate fair value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was approximately $149,000 and $154,000, respectively, and was approximately $294,000 and $309,000 for the six months ended June 30, 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such stock-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of June 30, 2010 was $327,000, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.7 years.

Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 16% of service revenue during the six months ended June 30, 2010 and 2009. In addition, approximately 29% and 35% of the Company’s consolidated tangible assets are located in foreign locations at June 30, 2010 and December 31, 2009, respectively.

	Americas	Europe	Asia-Pacific	Total
Service revenue from customers (1)
Six months ended June 30, 2010	$110,867,474	$10,252,641	$1,289,082	$122,409,197
Six months ended June 30, 2009	84,114,209	9,591,027	—	93,705,236
Three months ended June 30, 2010	57,310,390	6,404,668	689,638	64,404,696
Three months ended June 30, 2009	43,045,842	5,400,520	—	48,446,362
Long-lived assets (2)
As of June 30, 2010	3,967,809	1,454,706	186,046	5,608,561
As of December 31, 2009	4,228,432	1,982,932	193,383	6,404,747

(1)	Service revenue is attributable to geographic locations based on the physical location where the services are performed.

(2)	Long-lived assets represents the net book value of property and equipment.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilution that would occur upon the exercise or conversion of stock options or common stock warrants.
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,528,730	$485,777	$1,455,996	$988,729

Weighted average common shares outstanding — basic	37,265,344	36,746,835	37,271,665	36,746,648
Dilutive effect of stock options and warrants	1,510,709	877,814	1,404,715	961,241

Weighted average common shares outstanding — diluted	38,776,053	37,624,649	38,676,380	37,707,889

Options to purchase 856,224 shares of the Company’s common stock and warrants outstanding to purchase a total of 1.4 million shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2010, respectively, because their effect would have been anti-dilutive. Warrants outstanding to purchase a total of 1.4 million shares of the Company’s common stock, and options to purchase 997,349 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2009 because their effect would have been anti-dilutive. Outstanding stock options could potentially dilute earnings per share in the future. All of the Company’s outstanding unexercised warrants expired on April 28, 2010.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income as reported	$1,528,730	$485,777	$1,455,996	$988,729
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,452,182)	1,514,648	(4,205,088)	(384,175)

Comprehensive income (loss)	$(923,452)	$2,000,425	$(2,749,092)	$604,554

3. Acquisitions
2009 Acquisition
Paramax International Inc. (“Paramax”)
On July 7, 2009, RPS acquired the outstanding shares of Paramax for consideration of $1.0 million in cash and 530,973 shares of common stock (the “Paramax Shares”) issued to Paramax’s sole shareholder (the “Paramax Acquisition”). Paramax, which is active in the same fields as RPS, provides the Company with opportunities in the Asia-Pacific market and complements its current operations in the Americas and Europe. In addition, the Paramax Acquisition provides RPS with greater scale to meet the growing needs of its customers in the market for globally integrated clinical research services. The Paramax Shares were valued by management utilizing the assistance of a valuation specialist at $1.73 per share, which resulted in total acquisition consideration of approximately $1.9 million. The shareholder of Paramax has entered into a share escrow agreement whereby all of the Paramax Shares are held in escrow, and were, or will be released in equal portions on October 7, 2009, July 7, 2010 and January 31, 2011, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). As of June 30, 2010 there were no indemnity claims outstanding. In addition, the shareholder of Paramax has agreed to a lock-up on all Paramax Shares to expire 24 months following consummation of the Paramax Acquisition. Paramax, founded in 2007, is located in Beijing, China. Paramax operates throughout China and the Asia-Pacific market, providing clinical research services to the bio-pharmaceutical industry.
The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Paramax have been included in the Company’s consolidated financial statements commencing July 7, 2009. The allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$1,000,000
Value of RPS Shares	918,583

Total purchase price	$1,918,583

Allocation of Purchase Price:

Cash	$163,692
Accounts receivable	87,367
Fixed assets	31,780
Other assets	9,130
Goodwill	1,504,355
Customer lists	18,000
Non compete agreements	117,000
Current liabilities	(12,742)

$1,918,583

The unaudited pro forma information below presents combined results of operations as if the Paramax Acquisition had occurred as of the beginning of the applicable reporting periods instead of in July 2009. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the Paramax Acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Service revenue	$48,499,300	$93,811,112
Reimbursement revenue	5,905,352	10,940,328

Total revenue	54,404,652	104,751,440

Net income	$409,639	$836,453

Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:
Basic	37,277,808	37,277,621
Diluted	38,155,622	38,238,862
The shares issued in connection with the consummation of the Paramax Acquisition were valued by management utilizing the assistance of a valuation specialist, which resulted in a fair value of $1.73 per share. This value is consistent with the trading price of the Company’s common stock on AIM at the time of the Paramax Acquisition, discounted to reflect the escrow and lock up arrangements underlying certain of the shares issued as discussed above.
4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2010:

Balance as of December 31, 2009	$16,742,614
Currency exchange	(2,542,844)

Balance as of June 30, 2010	$14,199,770

The following tables summarize intangible assets and their amortization as of:

	June 30, 2010
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,362,958	$(2,550,693)	$812,265
Brand name	1,195,042	(909,378)	285,664
Non-compete agreements	1,388,663	(619,376)	769,287

Total	$5,946,663	$(4,079,447)	$1,867,216

	December 31, 2009
Intangible assets subject to amortization	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,291,114	$(2,242,057)	$1,049,057
Brand name	1,403,059	(696,360)	706,699
Non-compete agreements	1,569,459	(532,734)	1,036,725

Total	$6,263,632	$(3,471,151)	$2,792,481

The estimated amortization expense for the six months ending December 31, 2010 and the four years ending December 31, 2014 is as follows:

Six Months Ending
December 31, 2010	2011	2012	2013	2014
$501,000	$425,000	$406,000	$382,500	$152,500
5. Property and Equipment
Property and equipment consist of the following:

		June 30,	December 31,
	Useful life	2010	2009
Computers, software and other equipment	2 to 3 years	$4,853,971	$5,052,139
Automobiles	1 to 3 years	1,615,071	1,615,000
Leasehold improvements	7 years	711,237	379,645
Software	2 to 3 years	1,146,186	498,683
Furniture and fixtures	5 years	2,679,339	2,980,807

		11,005,804	10,526,274
Less accumulated depreciation		(5,397,241)	(4,121,527)

		$5,608,563	$6,404,747

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10). Depreciation expense was approximately $610,000 and $572,000 for the three months ended June 30, 2010 and 2009, respectively, and was approximately $1,579,000 and $1,050,000 for the six months ended June 30, 2010 and 2009, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
Accrued compensation	$4,732,849	$5,824,601
Accrued professional fees	1,867,422	1,953,424
Volume rebate accrual	781,922	1,507,603
Accrued taxes	734,967	1,975,566
Other	2,875,113	3,290,333

	$10,992,273	$14,551,527

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
In July 2009, the Credit Agreement was amended (the “Amended Credit Agreement”) to extend the termination date to October 31, 2012. The Amended Credit Agreement also provides for $30,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Amended Credit Agreement require interest at the Federal Funds open rate, as defined, plus 2% (4.75% at June 30, 2010). The Amended Credit Agreement remains secured by all corporate assets and continues the financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity present under the Credit Agreement. At June 30, 2010 there were $10.9 million in outstanding borrowings under this line of credit.
In addition to the Company’s line of credit for its U.S. based operation, the Company maintains various local lines of credit for its operations based around the world. At June 30, 2010, there were no outstanding borrowings under these lines of credit.
8. Stockholders’ Equity
The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value, and 150,000,000 shares of common stock, $0.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s 2007 equity incentive plan (Note 9).

The Company’s stockholders have been granted certain rights to register their shares under the securities laws of the United States pursuant to three separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those holding shares in RPS prior to the merger with Cross Shore. The Investor Rights Agreement (as defined below) pertains to those acquiring shares and warrants in Cross Shore’s initial public offering in April of 2006. The Founders’ Shares Agreement (as defined below) pertains to those that acquired shares prior to Cross Shore’s initial public offering in April 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company is required to file a shelf registration statement on Form S-3 within 90 days after becoming eligible to do so. In addition the holders of the Company’s stock are entitled to no more than three demand registrations (covering in each case a minimum of 15% of the shares then outstanding) and piggyback registration rights. If the Company files a shelf registration for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws.
Under the terms of the Registration Rights Agreement dated August 30, 2007 (the “Registration Rights Agreement”), the Company will grant the existing stockholders the rights to include shares on any registration statement filed by the Company pursuant to the Securities Act of 1933, as amended (the “Securities Act”) in connection with a public offering of stock, whether such offering is being made for the Companys own account or for the account of stockholders other than the existing stockholders. These registration rights are applicable to any registration of stock that is made pursuant to a demand from the existing stockholders pursuant to the Investor Rights Agreement. The number of shares that the existing stockholders may include in an underwritten public offering by exercising their registration rights under the Registration Rights Agreement is subject to reduction in the event the managing underwriters of such offering advise the Company that the number of shares to be included in such offering exceeds the amount of stock that can be sold without adversely affecting the offering. The Registration Rights Agreement also provides the Old RPS stockholders similar shelf registration rights as those in the Investor Rights Agreement. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws. If the Company fails to make filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are required to be made pursuant to its contractual arrangements with the existing stockholders, the Registration Rights Agreement entitles the holders of shares to receive liquidated damages in the form of additional shares in an amount per month equal to 1% of all or a portion of such holder’s registrable securities for up to two months, or up to four months under the Investor Rights Agreement.
Under the Registration Rights Agreement dated April 24, 2006 (the “Founders’ Shares Agreement”), the Company is required to file a shelf registration statement on Form S-3 upon request of the founding stockholders after becoming eligible to do so. In addition, the holders of the Company’s founding stock are entitled to no more than two demand registrations (covering in each case as many shares as the founding stockholders propose to sell, subject to certain restrictions imposed by an underwriter) and piggyback registration rights. If the Company files a shelf registration statement for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only until, in the opinion of the Company’s counsel, the founding stock is no longer subject to restrictions on transfer under the U.S. securities laws.
The Company is required to bear all expenses incident to its compliance with the terms of the Registration Rights Agreement, the Investor Rights Agreement, and the Founders’ Shares Agreement. The Registration Rights Agreement and Founders’ Shares Agreement also contain customary indemnification obligations from the Company to the applicable stockholders with respect to untrue statements or material omissions in any registration statement that includes the applicable shares.
The Company also had a total of 1,357,179 common stock warrants (the “IPO Warrants”). The unexercised IPO Warrants expired on April 28, 2010. The IPO Warrants were issued to investors in connection with the initial public offering of Cross Shore in April 2006 and were delisted from AIM on October 5, 2009. The IPO Warrants were exercisable at $5.00 per share.

In addition, a total of 186,667 options (“Underwriter Purchase Options”) remained outstanding from the date of the date of the Cross Shore initial public offering in April 2006 until the unexercised options expired on April 27, 2010. These Underwriter Purchase Options were issued to representatives of the underwriters of the Cross Shore initial public offering. The options entitled the holder to one share of common stock and two common stock warrants in exchange for an exercise price of $6.60 per share. If the options were exercised, the warrants received would have been fully vested with an exercise price of $5.00 per share at any time through April 28, 2010. Such warrants were subject to the same provisions as the IPO Warrants discussed above.
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
The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At June 30, 2010, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued under the 2007 Incentive Plan generally vest over a three year period. The exercise period is determined by the Board of Directors, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and the 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price
Balance, December 31, 2009	3,781,977	2,915,412	$2.06

Granted	(71,940)	71,940	3.23
Exercised	—	(544)	0.37
Forfeited/cancelled	78,415	(78,415)	1.27

Balance, June 30, 2010	3,788,452	2,908,393	2.07

The weighted average grant date fair value of options granted was $2.12 and $1.78 per share during the three and six months ended June 30, 2010, respectively.
At June 30, 2010, options to purchase 2,683,289 shares were exercisable at a weighted average exercise price of $1.98 per share. The weighted average remaining contractual life of the fully vested options at June 30, 2010 was 5.6 years. The aggregate intrinsic value of options outstanding and fully vested at June 30, 2010 was $5.2 million.
10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such lease arrangements was approximately $1,082,000 and $792,000 during the three months ended June 30, 2010 and 2009, respectively, and was approximately $1,962,000 and $1,523,000 for the six months ended June 30, 2010 and 2009, respectively. The Company is the lessee of approximately $1,615,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $114,000 and $136,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $230,000 and $289,000 for the six months ended June 30, 2010 and 2009, respectively, and is included in depreciation expense.

Future minimum lease payments subsequent to June 30, 2010 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2010	$385,060	$1,819,201
2011	255,601	3,262,305
2012	4,590	3,148,147
2013	—	2,630,569
2014	—	2,059,714
Thereafter	—	2,836,814

Total minimum lease payments	$645,251	$15,756,750
Less amount representing interest	27,491

Present value of net minimum lease payments	$617,760

The Company is involved in various claims incidental to the conduct of its business. Management does not believe that any such claims to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q filed with the United States Securities and Exchange Commission contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Important factors that may cause actual results, levels of activity, performance or achievements to differ from the information expressed or implied by these forward-looking statements include, but are not limited to:

•	adverse economic conditions in general and in the biopharmaceutical industry in particular;

•	future demand for our integrated solutions from the biopharmaceutical industry;

•	trends in research and development spending;

•	intense competition in the biopharmaceutical and CRO industries, including merger and acquisitions activity;

•	our ability to raise sufficient additional capital to operate our business;

•	lower than expected service revenue;

•	unexpected costs or other liabilities;

•	changes in laws, rules and regulations affecting our business and that of our clients;

•	our ability to predict our revenues, gross margin and operating income accurately;

•	expansion of our international operations;

•	our ability to manage our growth;

•	adverse results of any legal proceedings; and

•	our ability to attract or retain qualified personnel, including management, sales and marketing and scientific personnel.

The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements, and you should not place undue reliance on them. When used in this Quarterly Report on Form 10-Q, the words “aim,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “could,” “should,” “would,” “project,” “predict,” “plan,” “objectives,” “goals,” “potential,” “continue,” “ongoing” and similar expressions, or negatives of these words, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Quarterly Report on Form 10-Q are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We do not undertake any obligation to update any forward-looking statements or other information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

See the “Risk Factors” section of this Quarterly Report on Form 10-Q for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

Introduction
Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition and results of operations. This discussion is organized as follows:
•
Overview. This section provides a general description of our business, the components of our operating results and anticipated trends that we expect to affect our financial condition and results of operations.

•
Critical Accounting Policies. This section discusses accounting policies that we consider to be important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2010 and 2009, as well as a discussion of our capital requirements and the resources available to us to meet those requirements.

The interim financial statements included in this report and this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, and the related management’s discussion and analysis of financial condition and results of operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 24, 2010.
Overview
We are a global, next-generation clinical research organization, or CRO, providing a broad range of clinical development solutions and services to biopharmaceutical companies. Our services support the design, initiation and management of our clients’ clinical trials programs that are required to obtain regulatory approval to market biopharmaceutical products.
We offer a comprehensive suite of outsourced solutions focused on Phases II through IV of the clinical development process, which encompasses late-stage and post-marketing clinical trials. We provide our services both as integrated solutions within a client’s internal clinical development operations, with an ability to work across multiple clinical trials, product candidates and clinical development functions, and on a more traditional project basis. We also offer hybrid solutions combining our integrated and project-based offerings. Our flexible model enables us to tailor our services to the differing needs of small, mid-sized, and large biopharmaceutical companies. We believe that the combination of our clinical expertise and our extensive personnel resourcing capabilities enables us to achieve cost savings, improvements in the quality of clinical trial execution and accelerated clinical timelines on behalf of our clients.
International Expansion and Acquisitions
We began our investment in global expansion in 2005 through 2007 with the opening of international offices in Canada, Mexico, Argentina, Brazil, Colombia and Chile. In December 2008, we completed the acquisition of three CROs located in France, Germany, and Spain, which we refer to as the European acquisitions, and in July 2009, we completed the acquisition of Paramax International Inc., a CRO located in China, or the Paramax acquisition. We have accounted for each of these acquisitions as a purchase, and, accordingly, the results of operations of the acquired company have been included in our consolidated financial statements commencing on the dates of the respective acquisitions. We believe that these acquisitions provide us with further expansion opportunities in Europe and the Asia-Pacific region and complement our operations in North America and Latin America. We expect that our international expansion will enable us to meet the growing global needs of our clients in the rapidly expanding market for integrated clinical research services.

Components of Operating Results
•
Service Revenue. We derive our service revenue from contracts with biopharmaceutical companies under which we provide clinical development services. Many of our contracts with our clients are based on fixed hourly or monthly fees per professional, plus reimbursable expenses. Some of our contracts are for a flat fee, subject to fixed or formulaic inflation adjustments. In addition, certain of our contracts are units-based contracts, whereby revenues are recognized based on the units completed multiplied by the applicable contract per-units price. Some of our fees are contractually capped. In some cases, our contracts contain provisions providing for increased discounts as the fees increase. In cases where the contracts are set at a fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. Contracts may range in duration from a few months to several years or longer depending on the nature of the services we provide. In some cases, a portion of the contract fee is paid at the time the study or trial is started, with the balance of the contract fee payable over the course of the study.

Many of our contracts may be terminated by the client either immediately or upon short notice, typically 30 to 120 days. In the case of early termination, these contracts typically require payment to us of expenses to wind down a program and payment of our fees earned to date.

Our backlog consists of anticipated service revenue from executed contracts that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future service revenue, excluding revenues that have been recognized previously, and have been adjusted for foreign currency fluctuations. Once contracted work begins, service revenue is recognized over the life of the contract. We do not include potential reimbursement revenue or investigator fees in our backlog. There is no assurance that we will fully realize our entire backlog in the future or at a rate consistent with historic levels.

•
Reimbursement Revenue and Reimbursable Out-of-Pocket Costs. Under our service contracts, we receive reimbursements for our out-of-pocket expenses from the client. We account for expense reimbursements as revenue in the statement of operations. We also record an equal amount of offsetting expense in the statement of operations, characterized as reimbursable out-of-pocket costs, in each period. We exclude fees paid to clinical investigators from our reimbursement revenue and our reimbursable out-of-pocket expenses because these fees are funded from our clients’ restricted cash and are recorded on a “pass-through basis” without risk or reward to us.

•
Direct Costs. Direct costs consist of amounts necessary to carry out our revenue-generating activities, including direct labor and related benefits charges. Direct cost levels are correlated with changes in our service revenue levels. As our revenues increase, we expect that our direct costs will also increase, although we aim to reduce direct costs as a percentage of our service revenue as we increase operational efficiencies.

•
Selling, General and Administrative Expense. Selling, general and administrative expense, or SG&A, consists primarily of administrative payroll and related benefit charges, stock-based compensation expense, sales, advertising and promotional expenses, recruiting and relocation expenses and overhead costs such as information technology and rent expense. We expect that SG&A will continue to increase in absolute dollars, although we expect that such expenses will decline as a percentage of our service revenue as we leverage our revenue growth and existing infrastructure.

•
Depreciation and Amortization. Depreciation represents the depreciation charged on our fixed assets. We record depreciation using the straight-line method, based on estimated useful lives of one to seven years. Amortization expense consists of amortization costs recorded on identified finite-lived intangible assets, acquired in our international acquisitions, on a straight-line method over their estimated useful lives. We expect that our depreciation and amortization expense will increase to the extent that we continue to make additional investments in our global expansion.

•
Interest Income (Expense). Interest income represents interest earned on our cash and cash equivalents. Interest expense consists primarily of the interest accrued on outstanding borrowings under our lines of credit with commercial banks.

•
Income Tax Expense. Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in jurisdictions in which we have operations and in certain foreign jurisdictions.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.
Revenue and Cost Recognition
Our service revenue is derived from fee-for-service contracts, some of which are fixed price contracts. We recognize revenues and the related direct costs of fee-for-service contracts in the period in which services are performed. We recognize fixed price contract revenue on a proportional performance basis based on the rate that costs incurred to date bear to estimated total costs at completion. We also recognize revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. We recognize revenue related to contract modifications when realization is assured and the amounts are reasonably determinable. We make adjustments to contract estimates in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, the loss is provided for in the financial statements during that period. Deferred revenue represents amounts billed to clients in excess of revenues recognized.
Income Taxes
We account for income taxes using the asset and liability approach, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. This approach also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. We evaluate whether our deferred tax assets are realizable on an ongoing basis by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.
Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, guidance related to accounting for uncertainty in income taxes. This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.
Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of our management’s judgment. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We operate within federal, state and international taxing jurisdictions and we are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve.

Stock Based Compensation
FASB guidance requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the date of grant. This guidance requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and then recognize the cost of the award over the vesting period during which the employee is required to provide service to earn the award.
We estimated the weighted-average fair value of the options granted during the three months ended June 30, 2010 and 2009 to be $2.12 and $0.87 per share, respectively, and to be $1.78 and $0.86 per share for the six months ended June 30, 2010 and 2009, respectively, using the Black-Scholes option-pricing model with the following assumptions, which are based upon our history or industry comparative information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.13%	2.16%	2.21%	1.92%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, our common stock was not publicly traded, and the expected volatility was calculated as of each grant date based on an alternative method, or calculated value. As of August 30, 2007, our common stock and warrants to purchase our common stock were listed on the Alternative Investment Market of the London Stock Exchange, or AIM, although we continued to utilize the calculated value for expected volatility because a sufficient level of history as a publicly traded company was not available.
In September and October 2009, in anticipation of a potential listing in the United States, we delisted our common stock and warrants from AIM, respectively, and our common stock and warrants are no longer publicly traded. Accordingly, we will continue to use the calculated value in connection with our stock-based awards as long as our stock is not listed on a national securities exchange. We have identified similar public entities for which share price information is available, and we have considered the historical volatility of these entities’ share prices in determining our estimated expected volatility. We used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, we utilized our quoted stock price on the AIM as the sole determinant of the fair value of our common stock. Subsequent to the AIM delisting date, we estimate the fair value of our common stock using the market and income valuation approaches, with the assistance of a valuation consultant.
For the three months ended June 30, 2010 and 2009, stock-based compensation expense amounted to approximately $145,000 and $154,000, respectively, and for the six months ended June 30, 2010 and 2009, stock-based compensation expense amounted to approximately $294,000 and $309,000, respectively. We recognize the compensation expense of such stock-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of June 30, 2010 was $300,000, net of estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of 1.7 years.
Valuation of Long-Lived Assets
Intangible assets consist primarily of non-compete agreements, customer contracts and lists, brand names and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from our European acquisitions in 2008 and the Paramax acquisition in 2009. We amortize finite-lived intangible assets on a straightline basis over the following periods: Customer lists—three to five years, brand names—two years, and noncompete agreements—three to six years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. If we determine that the carrying value of definite lived long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis as of October 1 of each year and more frequently if an event occurs or circumstances change that would more likely than not reduce our fair value below the carrying value. If our fair value is less than the carrying value, goodwill may be impaired, in which case we write it down to the estimated fair market value, if necessary.

Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenues. Service revenue increased by $16.0 million, or 32.9%, to $64.4 million for the three months ended June 30, 2010 from $48.4 million for the three months ended June 30, 2009 as we generated additional business from existing and new clients. The majority of the increase is related to the continued build from existing contracts with several biopharmaceutical companies that use our integrated programs. Service revenue from integrated programs for the three months ended June 30, 2010 grew 38.9% over the comparable prior period, and accounted for 68.9% of our total service revenue and accounted for approximately 72% of our revenue growth for the three months ended June 30, 2010 over the prior year period. The remaining 28% of our revenue growth for the three months ended June 30, 2010 over the prior year period was the result of new project awards and growth in our hybrid and traditional project-based offerings from our clients worldwide.
Reimbursement revenue and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenue and reimbursable out-of-pocket costs increased by $2.9 million, or 48.9%, to $8.8 million during the three months ended June 30, 2010 from $5.9 million during the three months ended June 30, 2009. The increase is due primarily to an increase in the activity of programs for which we provide our various services.
Direct Costs. Direct costs increased by $11.3 million, or 32.5%, to $46.3 million for the three months ended June 30, 2010 as compared to $34.9 million for the three months ended June 30, 2009. As a percentage of service revenue, direct costs decreased from 72.1% to 71.9% between periods. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue was the result of increased labor efficiencies that we have continued to implement.
Selling, general and administrative expenses. SG&A increased by $2.2 million, or 20.2%, to $13.3 million for the three months ended June 30, 2010, from $11.0 million for the three months ended June 30, 2009. As a percentage of service revenue, however, SG&A decreased from 22.8% to 20.6% between periods. The overall increase in SG&A was primarily the result of an increase in the number of corporate personnel and other costs to support our expanded operations. Employee-related costs, including salaries, health benefits and payroll taxes, increased to $8.0 million for the three months ended June 30, 2010 as compared to $6.4 million for the three months ended June 30, 2009. We also incurred an increase of $277,000 in professional fees, office expenses and license fees compared to the three months ended June 30, 2009, and an increase in rent and travel expense to $1.8 million for the three months ended June 30, 2010 as compared to $1.4 million for the three months ended June 30, 2009, as a result of our expanded global operations.
Depreciation and amortization expense. Depreciation and amortization expense increased by $57,000, or 6.6%, to $931,000 for the three months ended June 30, 2010, as compared to $874,000 for the three months ended June 30, 2009. The increase was due primarily to an increase in our depreciable asset base and the amortization of intangible assets related to the Paramax acquisition.
Income from operations. As a result of the revenue and expense increases described above and our leverage of our fixed costs across our larger revenue base, our income from operations increased by $2.3 million, or 145.2%, to $3.9 million for the three months ended June 30, 2010 as compared to $1.6 million for the three months ended June 30, 2009.

Interest expense. Interest expense increased by $39,000, or 22.5%, to $212,000 for the three months ended June 30, 2010, as compared to $173,000 for the three months ended June 30, 2009. The increase was due to an increase in borrowings on our line of credit.
Interest income. Interest income from our interest-bearing cash balances decreased by $89,000, or 94.5%, to $5,000 for the three months ended June 30, 2010, as compared to interest income of $94,000 during the three months ended June 30, 2009. The decrease in interest income during the three months ended June 30, 2010 was due to both fluctuations in and a decrease in the level of investable cash on hand throughout the period.
Other income. We recorded other income of $11,000 during the three months ended June 30, 2010 as a result of favorable foreign currency fluctuations impacting our Latin American operations, as compared to other expense of $150,000 from such currency fluctuations during the three months ended June 30, 2009.
Provision for income taxes. The provision for income taxes for the three months ended June 30, 2010 increased by $1.3 million, to $2.2 million, as compared to a provision of $871,000 for the three months ended June 30, 2009. The increase in the provision was due to an increase in taxable income in the United States during the period. Our effective tax rate is significant as we are not recording a tax benefit for certain net operating losses generated in our foreign subsidiaries, as we may not realize the tax benefit of those operating losses.
Net income. As a result of the factors discussed above, we reported net income of $1.5 million, or $0.04 per basic and diluted share, for the three months ended June 30, 2010, as compared to net income of $486,000, or $0.01 per basic and diluted share, for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenues. Service revenue increased by $28.7 million, or 30.6%, to $122.4 million for the six months ended June 30, 2010 from $93.7 million for the six months ended June 30, 2009 as we generated additional business from existing and new clients. The majority of the increase is related to the continued build from existing contracts with several biopharmaceutical companies that use our integrated programs. Service revenue from integrated programs for the six months ended June 30, 2010 grew 38.0% over the comparable prior period, and accounted for 65.0% of our total service revenue and accounted for approximately 76.0% of our revenue growth for the six months ended June 30, 2010 over the prior year period. The remaining 24.0% of our revenue growth for the six months ended June 30, 2010 over the prior year period was the result of new project awards and growth in our hybrid and traditional project-based offerings from our clients worldwide.
Reimbursement revenue and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenue and reimbursable out-of-pocket costs increased by $4.6 million, or 41.7%, to $15.5 million during the six months ended June 30, 2010 from $10.9 million during the six months ended June 30, 2009. The increase is due primarily to an increase in the activity of programs for which we provide our various services.
Direct Costs. Direct costs increased by $20.6 million, or 30.2%, to $88.7 million for the six months ended June 30, 2010 as compared to $68.2 million for the six months ended June 30, 2009. As a percentage of service revenue, direct costs decreased from 72.7% to 72.5% between periods. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue was the result of increased labor efficiencies that we have continued to implement.

Selling, general and administrative expenses. SG&A increased by $4.6 million, or 21.7%, to $25.7 million for the six months ended June 30, 2010, from $21.1 million for the six months ended June 30, 2009. As a percentage of service revenue, however, SG&A decreased from 22.5% to 21.0% between periods. The overall increase in SG&A was primarily the result of an increase in the number of corporate personnel and other costs to support our expanded operations and investments in infrastructure related to our European acquisitions and Paramax acquisition. Employee-related costs, including salaries, health benefits and payroll taxes, increased to $15.6 million for the six months ended June 30, 2010 as compared to $12.3 million for the six months ended June 30, 2009. We also incurred an increase of $1.0 million in professional fees, office expenses and license fees compared to the six months ended June 30, 2009, and an increase in rent and travel expense to $3.1 million for the six months ended June 30, 2010 as compared to $2.7 million for the six months ended June 30, 2009, as a result of our expanded global operations.
Depreciation and amortization expense. Depreciation and amortization expense increased by $531,000, or 31.8%, to $2.2 million for the six months ended June 30, 2010, as compared to $1.7 million for the six months ended June 30, 2009. The increase was due primarily to an increase in our depreciable asset base and the amortization of intangible assets related to the Paramax acquisition.
Income from operations. As a result of the revenue and expense increases described above and our leverage of fixed costs across our larger revenue base, our income from operations increased by $3.0 million, or 108.5%, to $5.8 million for the six months ended June 30, 2010 as compared to $2.8 million for the six months ended June 30, 2009.
Interest expense. Interest expense increased by $135,000, or 44.3%, to $438,000 for the six months ended June 30, 2010, as compared to $304,000 for the six months ended June 30, 2009. The increase was due to an increase in borrowings on our line of credit.
Interest income. Interest income from our interest-bearing cash balances decreased by $163,000, or 96.9%, to $5,000 for the six months ended June 30, 2010, as compared to interest income of $168,000 during the six months ended June 30, 2009. The decrease in interest income during the six months ended June 30, 2010 was due to both fluctuations in and a decrease in the level of investable cash on hand throughout the period.
Other income. We recorded other income of $37,000 during the six months ended June 30, 2010 as a result of favorable foreign currency fluctuations impacting our Latin American operations, as compared to other expense of $167,000 from such currency fluctuations during the six months ended June 30, 2009.
Provision for income taxes. The provision for income taxes for the six months ended June 30, 2010 increased by $2.5 million, to $4.0 million, as compared to a provision of $1.5 million for the six months ended June 30, 2009. The increase in the provision was due to an increase in taxable income in the United States during the period, as well as an increase in our overall effective tax rate. Our effective tax rate increased as we are not recording a tax benefit for certain net operating losses generated in our foreign subsidiaries, as we may not realize the tax benefit of those operating losses.
Net income. As a result of the factors discussed above, we reported net income of $1.5 million, or $0.04 per basic and diluted share, for the six months ended June 30, 2010, as compared to net income of $989,000, or $0.03 per basic and diluted share, for the six months ended June 30, 2009.
Liquidity and Capital Resources
Cash Flows
Operating Activities
During the six months ended June 30, 2010 and 2009, we generated cash of $893,000 and used cash of $8.8 million, respectively, in our operating activities. We generated net income of $1.5 million and net income of $1.0 million for the six months ended June 30, 2010 and 2009, respectively. Increases in our accounts receivable resulted in net cash outflows of $3.4 million and $7.6 million during the six months ended June 30, 2010 and 2009, respectively. In addition, changes in our prepaid expenses, accounts payable, accrued expenses, other liabilities, customer deposits and deferred revenue resulted in net cash inflows of $373,000 during the six months ended June 30, 2010 and resulted in net cash outflows of $3.9 million during the six months ended June 30, 2009. The net income for the periods also includes non-cash charges for depreciation, amortization, stock-based compensation and the deferred tax provision totaling $2.5 million and $1.7 million during the six months ended June 30, 2010 and 2009, respectively.

Investing Activities
During the six months ended June 30, 2010 we used cash of $1.0 million in our investing activities, consisting of $1.1 million used for the purchase of equipment, offset by a change of $53,000 in our restricted cash balances. During the six months ended June 30, 2009, we used cash of $1.2 million in our investing activities, consisting of $1.6 million used in connection with the European acquisitions and $1.3 million used for the purchase of equipment, offset by a change of $1.6 million in our restricted cash balances.
Financing Activities
During the six months ended June 30, 2010 and 2009, we generated cash of $1.0 million and $4.5 million, respectively, from our financing activities. During these periods, we had net borrowings of $1.3 million and $4.9 million, respectively, under our line of credit, and we made principal payments on our capital lease obligations of $187,000 and $350,000, respectively, and we made $105,000 in payments on deferred equity financing costs during the six months ended June 30, 2010 in connection with the contemplated public offering of our common stock.
Sources of Liquidity
Our industry is generally not capital-intensive. Our principal operating cash needs are for payment of salaries, office rents, and travel expenditures. From time to time we may also make capital expenditures for facilities, information system enhancements and potential acquisitions to support our expansion. We manage our liquidity primarily through cash flows from operations and borrowings under our lines of credit. We monitor our accounts receivable balances to ensure sufficient operating cash flow.
In the United States, we manage our cash function using collection and cash management accounts. Daily collections of our accounts receivable are swept into our operating account, with excess funds invested in high-quality money market funds of short duration. Disbursements presented for payment are funded daily out of the money market accounts. Outside of the United States, our cash balances are maintained at levels necessary to support operating activities. As in the United States, cash balances for our foreign subsidiaries are generally maintained in the functional currency of the applicable subsidiary.
We maintain a working capital line of credit with a bank, with a maximum potential borrowing capacity of $30.0 million, depending on our borrowing base of eligible accounts receivable. At June 30, 2010 we had $10.9 million in outstanding borrowings under this facility and $18.7 million in available borrowings under this facility. Interest on outstanding borrowings under our facility accrues at an annual rate equal to the Federal Funds open rate plus 2%, which was 4.75% at June 30, 2010. Our credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions other than dividends or distributions payable in our stock. At June 30, 2010 we were in compliance with these covenants. Our credit facility is secured by all of our assets.
At June 30, 2010, we had available cash and cash equivalent balances of $4.3 million and working capital of $22.2 million, which we believe will provide sufficient liquidity for at least the next twelve months.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(ii).
Inflation
A portion of our revenues are earned under long-term contracts having terms in excess of one year, which generally include an inflation or cost of living adjustment for the portion of services to be performed more than one year from the contract date. As a result, we believe that the effects of inflation generally do not have a material effect on our operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign currency risks. Since we operate in countries other than the United States, we are exposed to various foreign currency risks. The majority of the services we provide to our clients result in revenues that are denominated in U.S. dollars. However, at times, a portion of the work is performed by one of our foreign subsidiaries under a contract specifying that costs are to be incurred in the local denomination of that subsidiary. When expenses are incurred in a denomination other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currencies would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of redeemable convertible preferred stock and stockholders’ equity. We do not believe that a change of 10% in the applicable foreign currency exchange rates as of and during the three and six months ended June 30, 2009 and 2010 would have had a material impact on our financial position or results of operations as of those dates and during those periods.
Approximately 16% of our service revenue for the six months ended June 30, 2010 was derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents in a variety of investments, consisting primarily of bank deposits and money market funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio and the variable interest rate under our line of credit, and we do not believe that a 100 basis point change in interest rates would have had a material impact on our interest income or that a 100 basis point change in the variable interest rate on our line of credit would have had a material impact on our interest expense during the six months ended June 30, 2010 or 2009.
Item 4T. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer also concluded that change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
We depend on the biopharmaceutical industry for substantially all of our revenue. Factors or trends affecting that industry could adversely affect our business.

We provide services and solutions to the biopharmaceutical industry, and our revenues depend on the outsourcing trends and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in the biopharmaceutical industry also affect our business. For example, the practice of many companies in this industry has been to engage companies like us to manage the clinical development of their product pipelines. If these companies reduce their tendency to outsource projects and development programs in light of current difficult conditions in credit markets and the economy in general or for any other reason, our operations, financial condition and growth rate would be materially and adversely impacted. In the past, factors such as industry consolidation, product failures and withdrawals, liability lawsuits and governmental regulation to control growing healthcare costs have also slowed decision-making by biopharmaceutical companies and delayed drug development projects. Any such developments could cause our clients to reduce their drug discovery and development spending, which could reduce demand for our services and have an adverse effect on our business.

Recent consolidation in the biopharmaceutical industry could lead to a reduction in our revenues.
A number of large biopharmaceutical companies have recently completed mergers and acquisitions that will consolidate the research and development expenditures and outsourcing trends of the biopharmaceutical industry into fewer companies. For example, Wyeth, our largest customer during 2008 and 2009, representing 20% and 17%, respectively, of our service revenue during those years, was acquired by Pfizer, and Schering-Plough, our second largest customer during 2008 and 2009, representing 12% and 16%, respectively, of our service revenue during those years, was acquired by Merck. While Pfizer and Merck were also our clients prior to these acquisitions, we cannot assure you whether we will continue to generate revenues from these companies that are consistent with or higher than their historic levels. As the integration of these acquisitions continues, the surviving biopharmaceutical companies may decide to use other CROs, keep clinical research services in-house, or otherwise diminish the use of our services. We cannot predict the potential impact of these acquisitions and subsequent integration, but any resulting decisions related to outsourcing clinical trial services could reduce our revenues if we are not engaged to continue providing the same level of services to the acquiring company. Regardless of the reason, the negative impact of the loss of business from any large biopharmaceutical companies may be enhanced due to consolidation in this industry.
Providing outsourcing services to the biopharmaceutical industry is highly competitive, and our failure to compete effectively could harm our business. We also compete with existing in-house personnel employed by our clients, and the increased use of these personnel could reduce our revenues.

We compete with a wide range of providers of outsourcing services to the biopharmaceutical industry, including small, niche providers and full-service global clinical research organizations. Outsourcing service providers compete based on a variety of factors, including reputation for quality, performance, price, scope of service offerings and geographic presence. A number of our competitors possess substantially greater resources and more well-established brand names than we do, which may hurt our competitive position within the industry. Additionally, some of our current or potential clients use in-house personnel to perform the same functions and services that we seek to perform for these clients on an outsourced basis. The increased use of in-house personnel by these companies would decrease the likelihood that we could obtain additional new contracts or extensions of our existing contracts to participate in our clients’ drug development process, which could eliminate or substantially reduce our revenues. In addition, clients and prospective clients may choose not to utilize our project-based, hybrid or integrated solutions at any particular period of time, which could lead to fluctuations and variability in our revenue.

The biopharmaceutical industry generally, and drug discovery and development more specifically, is also subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or more commercially attractive than our current or future technologies and services, or which render our technologies and services less competitive or obsolete. If competitors introduce superior technologies and services or products and we cannot make enhancements to remain competitive, our competitive position would be materially and adversely affected.

Our contracts may be delayed, terminated or reduced in scope with little or no notice, which could adversely impact our revenues and our profitability.

Many of our contracts with our clients may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the client’s product to satisfy safety or efficacy requirements, unexpected clinical trial results using the client’s product, regulatory developments, economic issues, availability of clinical trial material, protocol design matters or the client’s decision to reduce its research and development activities. In addition, if we are unable to provide staff sufficient in number or experience as required for a project, the contract may be delayed, terminated or reduced in scope. Any of these developments could lead to an unexpected reduction in our revenues and an impairment of our profitability and cash flow.

Our backlog as of a given date may not be a meaningful predictor of our future results.
Our backlog, which represents anticipated service revenue from executed contracts that either have not started but are anticipated to begin in the near future, or are in process and have not been completed, can be affected by a number of factors, such as the size and duration of contracts, many of which are performed over several years, and changes in labor utilization over the course of a clinical trial. Also, the scope of a contract can change significantly during a project, which could cause our backlog to be adjusted. There is no assurance that we will fully realize our entire backlog, which was $183.0 million as of June 30, 2010, as service revenue in the future or at a rate consistent with historic levels.
A substantial percentage of our revenue is attributable to a relatively small number of clients. The loss of, or reduction in services provided to, these clients could significantly reduce our revenues and profitability.
For the six months ended June 30, 2010, our five largest clients accounted for 59% of our service revenue and our 20 largest clients accounted for 86% of our service revenue. For the six months ended June 30, 2010, our largest customer accounted for 17% of our service revenue, and for the year ended December 31, 2009, our largest customer accounted for 17% of our service revenue. The loss of one or more of our largest clients, or the reduction in scope of a single contract or several smaller contracts with our largest clients, could materially reduce our revenues, cash flow and profitability.
If we are unable to recruit and retain qualified personnel, or to reassign billable personnel from one project to another as projects are completed, it will be difficult for us to achieve our financial and operational goals.

Our success depends to a significant extent upon the efforts of our senior management team and our ability to hire qualified management and scientific personnel in the regions in which we perform services for our clients. There is substantial competition within the biopharmaceutical and CRO industries for qualified personnel, and any difficulty that we encounter in recruiting or retaining qualified personnel would impact our ability to meet our financial and operational goals.

We rely on our proprietary database of clinical trial professionals in order to recruit professional staff for our engagements and to compete with other providers of outsourcing services to the biopharmaceutical industry. The loss, damage or misappropriation of our database could result in our inability to meet our contractual obligations with our clients, a loss of a competitive edge with other outsourcing service providers or a loss of potential growth opportunities.

Furthermore, our financial and operational success depends to a significant extent upon our ability to minimize the number of unassigned billable personnel at any one time by reassigning billable personnel from one project to another as projects are completed. Because unassigned personnel remain on our payroll, we do not earn any revenue, but continue to pay billable personnel who are unassigned, which increases our expenses and reduces our profitability.

The fixed price nature of some of our contracts could result in financial losses.

Some of our contracts are structured as fixed price contracts. If we underbid our fixed price contracts or overrun our initial cost estimates, we may not be able to achieve or maintain profitability.

Our business depends on our senior management team and other key personnel, and the loss of any member of the team could harm our business.

We believe that our success will depend on the continued employment of our senior management team, which has substantial experience in the administration of biopharmaceutical services businesses. Our growth and profitability could be materially and adversely affected if the services of our senior management or other key employees cease to be available. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. If any of our key employees were to join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our services. While our senior management employees have entered into non-competition agreements with us that would restrict their ability to compete with us after their employment with us ceases, we cannot assure you that a court would enforce the non-competition provisions in a manner that would be advantageous to us. Further, if non-competition provisions were enforced, they are limited in time and scope and we cannot assure you that the provisions would adequately protect our business. In addition, if his employment is terminated, Mr. Perlman, our chief executive officer, may elect to forego any severance benefits owed to him in return for the elimination of the non-compete provisions in his employment agreement.

Unfavorable general economic conditions could hurt our business.

Unstable global economic conditions, including the recent recession in the United States, political and economic unrest outside of the United States, and the continuing financial crisis in the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce client demand for some of our services or the ability of third parties to provide services critical to our business, which could cause our revenue to decline. Also, our clients, particularly smaller biopharmaceutical companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, our cash flows could be impaired, and we could be required to increase our allowance for doubtful accounts, which could impact our profitability.

We may not be able to expand through acquisitions successfully.

From time to time, we evaluate acquisition opportunities globally and in the United States in order to increase our market share and our presence in servicing the biopharmaceutical industry. Our ability to grow successfully through acquisitions could be affected by, among other things, the following:

•	Identification of acquisition targets. We may have difficulty identifying suitable acquisition opportunities and successfully consummating proposed transactions.

•	Competition for acquisitions. Competition in the acquisition market could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive.

•	Financing of acquisitions. We may not be able to obtain necessary financing or may need to incur significant cash expenditures to consummate desirable strategic acquisitions. Financing in the form of debt could include covenants restricting our ability to complete additional acquisitions or other business activities, while any issuance of new equity securities could result in the ownership interests of existing stockholders being significantly diluted.

•	Expense of acquisitions. The costs and expenses of acquisitions, including integration expenses and exposure to unforeseen liabilities, could have a material adverse effect on our financial condition and results of operations and the overall effectiveness of our acquisitions.

•	Accounting charges. We could be required to incur charges for accounting purposes that could negatively impact our reported operating results.

•	Integration of acquisitions. We may experience difficulty integrating completed acquisitions. The process of integrating acquired businesses may involve unforeseen difficulties and may require significant financial and other resources and a disproportionate amount of management’s attention. We may not be able to successfully manage and integrate new businesses or technologies into our existing operations or successfully maintain the market share attributable to any acquired businesses. Acquisitions of foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language and cultural barriers.

To the extent that we are unable to successfully execute our acquisition strategy, or our recent acquisitions do not prove to be accretive, it may compromise our ability to expand domestically and internationally.

Our international operations are subject to numerous risks.

We have international operations in Canada, Latin America, Europe and the Asia-Pacific region, and we intend to develop our operations globally through organic growth and selective acquisitions based on client demand. Our current and future foreign operations are and will be subject to risks inherent in operating in foreign countries, including government regulations different from those we face domestically, currency restrictions and fluctuations, additional taxes and potential political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may hurt our ability to operate in and contract with persons in such countries.

Further, our financial statements are denominated in U.S. dollars. As a result, factors associated with current and future international operations, including changes in foreign currency exchange rates, could significantly impair our results of operations or financial condition. For the year ended December 31, 2009 and the six months ended June 30, 2010, we generated approximately 17% and 16%, respectively, of our service revenue from our foreign operations. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including foreign currency translation risk related to our revenue and expenses of foreign operations being generally denominated in local currencies, and foreign currency transaction risk related to our foreign contracts that may be denominated in a currency other than the currency in which we incur expenses related to such contracts. In addition, as a result of our acquisitions of three CROs in Europe and one CRO in China during 2008 and 2009, we have increased our number of paid personnel in foreign countries significantly, and fluctuations in foreign currency exchange rates could increase our employee compensation expenses in those foreign countries accordingly. In the future, we may seek to limit these risks through exchange rate fluctuation provisions in our contracts, or by hedging our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure investors that we will be able to favorably reduce our currency transaction risk associated with our contracts.

Proposed and future legislation or regulations may increase the cost of our business or limit our service offerings.

Federal, state or local authorities might adopt legislation or regulations that are more burdensome than existing regulations applicable to our business. For example, recent product safety concerns and the creation by the FDA of the Drug Safety Oversight Board could change the regulatory environment for drug products including the process for FDA product approval and post-approval safety surveillance. These and other future changes in regulation could increase our expenses or limit our ability to offer some of our services.

We may be affected by recently enacted healthcare reform legislation.
In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, which is intended over time to expand health insurance coverage and impose healthcare cost containment measures. This legislation may significantly impact the biopharmaceutical industry. Under this healthcare reform legislation, medical device manufacturers and biopharmaceutical companies will be subject to an excise tax in excess of $2 billion per year that escalates over time and will be allocated based on market share. In addition, the FDA is authorized to establish a process to regulate the approval of generic versions of biologic drugs. The imposition of excise taxes and a simplified approval process for biologic drugs could decrease the amount of money our clients can spend on our services, provide a disincentive to discover new biologic drugs, or otherwise decrease demand for our services. We are presently uncertain as to all of the effects the recently enacted legislation could have on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
Healthcare reform legislation may also limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by the biopharmaceutical industry, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

Our stockholders have approved a proposal to effect a reverse stock split, which may impact our ability to attract institutional investors and cause stockholders to own “odd lots” of shares.
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio between one-for-two and one-for-four, with the exact ratio to be determined by our Board of Directors in its discretion. We intend to effect a reverse stock split at a ratio within this range at or prior to a public offering of our common stock for which we have filed a registration statement with the Securities and Exchange Commission. Our stock is not currently listed on any stock exchange or stock market, so the market price of the stock would not be affected by such a reverse stock split. However, the book value of our stock would be affected, and if the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors.
The reverse stock split may also result in some stockholders owning “odd lots” of less than 100 shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.
Further, the reverse stock split, if effected, would result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 131,360,824 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.
Our business and our clients’ businesses are subject to extensive regulation, and our and their results of operations could be harmed if regulatory standards change significantly or if we fail to maintain compliance with regulations.

Laws and regulations regarding the development and approval of drug and biological products have become increasingly stringent in both the U.S. and foreign jurisdictions, resulting in a need for more complex and often larger clinical studies. Pharmaceutical and biologic products and medical devices to be used in humans are subject to rigorous regulation by the U.S. government—principally by the FDA, but also by the Federal Trade Commission and other agencies—and by foreign governments if products are tested or marketed abroad. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer certain of our services. Further, a relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, such as those made by generic drug manufacturers, could decrease the business opportunities available to us.

In addition, because we offer services relating to the conduct of clinical trials and the preparation of marketing applications, we are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of these trials. In the United States, the FDA governs these activities pursuant to the agency’s good clinical practice, or GCP, regulations. We have a limited history of inspection by the FDA. Our failure to maintain compliance with GCP or other applicable regulations could lead to a variety of sanctions, including, among other things, and depending on the nature of the violation and the type of product involved, the suspension or termination of a clinical study, civil penalties, criminal prosecution, debarment or prohibition from assisting in the submission of new drug applications, or NDAs. Although we recently underwent our first inspection for GCP compliance and received no observations of noncompliance, we cannot assure you that future inspections will not identify GCP or other violations that could subject us to FDA enforcement actions, including warning letters. In addition, we could be required to pay monetary damages to our clients in the event we are found not to have complied with GCP. While we monitor clinical trials to test for compliance with applicable laws and regulations in the United States and foreign jurisdictions in which we operate, and have adopted standard operating procedures that are designed to satisfy applicable regulatory requirements, our business spans multiple regulatory jurisdictions with varying, complex regulatory frameworks, and therefore we cannot assure investors that our systems will ensure compliance in every instance in the future. We could be forced to incur significant costs in complying with new regulations, and we may incur fines or damage to our reputation as a result of our failure to comply with any such regulations.

Our clinical research services create a risk of liability, and we could be required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity.

Clinical research services performed by or on behalf of biopharmaceutical companies involve the testing of new drugs, biologics, and devices on human volunteers, and, if marketing approval is received for any of their drug, biologic and device candidates, their use by patients. This testing creates risks of liability for personal injury, sickness or death of patients resulting from their participation in the study. These risks include, among other things, unforeseen adverse side effects, improper application or administration of a new drug or device, and the professional malpractice of medical care providers. Many volunteer patients are already seriously ill and are at heightened risk of future illness or death. Clinical trial agreements between sponsors and investigators do not include us as a party, which may place us at a disadvantage in the allocation of risk and regulatory responsibility. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that, in the event of the personal injury or death of persons participating in clinical trials, we could be held liable for the claims and expenses arising from any professional malpractice of the investigators. We also could be held liable for errors or omissions in connection with the services we perform. While we believe our current insurance coverage is adequate, our business could be materially harmed if we were required to pay damages or bear the costs of defending any claim outside the scope of, or in excess of, the contractual indemnification provided by our agreements with our clients that is beyond the level or scope of insurance coverage in effect. Further, an indemnifying party may not fulfill its indemnification obligations to us or indemnification agreements may not enforced by a court in accordance with their terms, which would compromise our financial position.

We may not be able to manage our growth effectively.

We have experienced substantial revenue and employee growth over the last several years, and we believe that sustained growth may place a strain on our operational, human, and financial resources. To manage our growth, we must continue to improve operating and administrative systems and services and attract and retain qualified management, professional, scientific and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable costs are instrumental to our success. The nature and pace of our growth also introduces risks associated with quality control and client dissatisfaction due to potential delays in performance or other problems.

Our business depends significantly on the continued effectiveness of our information technology infrastructure, and failures of such technology could disrupt our operations.

To remain competitive, we must employ information technologies that capture, manage, and analyze the large streams of data generated during clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on technology to allow the concurrent conduct of studies and work sharing around the world. Any loss of communication services, such as telephone, e-mail, or internet service could compromise our ability to communicate with our clients and recruit clinical trial professionals. As with all information technology, our system is vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures, computer-related hardware and software failures and disruptions and other unexpected events, as well as to break-ins, sabotage, or intentional acts of vandalism. Any substantial disruption or resulting loss of data that is not avoided or corrected by backup measures could significantly disrupt our operations. While we carry business interruption insurance policies that we believe to be adequate, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which the policies do not provide coverage.

We may face significant employment liability risk.

With many of our integrated solutions, we employ and place people at the physical workplaces of our clients. An inherent risk of such activity includes possible claims of errors and omissions, misuse or misappropriation of client proprietary information, misappropriation of funds, discrimination and harassment, failure to comply with applicable immigration laws and regulations, theft of client property, other criminal activity, and torts or other claims under traditional theories of employment liability or under co-employment or joint employment liability. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, loss of client relationships and business, injunctive relief, or the payment of monetary damages or fines. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we also maintain insurance covering general liability, workers compensation claims, errors and omissions and employee theft. Due to the nature of our assignments, in which we have access to client information systems and confidential information, we may not be able to obtain insurance coverage in amounts adequate to cover any liability on our part on acceptable terms. In addition, we face various employment-related risks not covered by insurance, such as compliance with wage and hour laws and employment and withholding tax responsibilities, which if not complied with could result in significant financial penalties.

We are a holding company and derive substantially all of our cash flow from our subsidiaries.

We rely upon revenues and distributions from our subsidiaries to generate the funds necessary to meet our obligations. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient funds in such subsidiaries and applicable state or foreign laws. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. In addition, we have pledged the ownership interests in ReSearch Pharmaceutical Services, LLC, our principal operating subsidiary, to a bank as security for our line of credit, and therefore, if we are in default of any of the provisions of our agreement for the line of credit, our bank could foreclose on the pledged ownership interests of ReSearch Pharmaceutical Services, LLC. If the bank were to foreclose on the pledged ownership interests, we would no longer be entitled to receive revenues or distributions from our U.S. operating subsidiaries.

Item 5. Other Information
None.
Item 6. Exhibits
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReSearch Pharmaceutical Services, Inc.
Date: August 6, 2010	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance, Chief Financial Officer, and Secretary

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.