Form 10-Q
period 2010-09-30
RESEARCH PHARMACEUTICAL SERVICES, INC.
filed 2010-11-05
CIK 1420070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52981
RESEARCH PHARMACEUTICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4322769
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

520 Virginia Drive
Fort Washington, PA	19034
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 5, 2010
Common Stock, par value $0.0001 per share	37,264,215

Part I. Financial Information

Item 1.	Financial Statements
ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,714,464	$3,468,104
Restricted cash	8,604,235	5,195,841
Accounts receivable, less allowance for doubtful accounts of $616,000 at September 30, 2010 and $398,000 at December 31, 2009, respectively	67,898,655	54,516,875
Deferred tax asset	485,522	473,940
Prepaid expenses and other current assets	6,052,619	4,795,030

Total current assets	$89,755,495	$68,449,790

Property and equipment, net	6,074,599	6,404,747
Other assets	2,097,002	1,627,453
Intangible assets subject to amortization, net	1,769,304	2,792,481
Goodwill	15,801,828	16,742,614
Deferred tax asset	247,607	243,593

Total assets	$115,745,835	$96,260,678

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,644,897	$3,526,931
Accrued expenses	13,148,937	14,551,527
Customer deposits	12,931,605	9,695,841
Deferred revenue	13,405,766	8,910,551
Line of credit	20,866,845	9,565,808
Deferred tax liability	44,267	44,267
Current portion of capital lease obligations	424,733	553,689

Total current liabilities	$65,467,050	$46,848,614

Deferred tax liability	316,133	345,121
Other liabilities	2,450,807	2,510,351
Capital lease obligations, less current portion	92,695	250,576

Total liabilities	$68,326,685	$49,954,662

Stockholders’ equity:
Common stock, $.0001 par value:
Authorized shares – 150,000,000 at September 30, 2010 and December 31, 2009, issued and outstanding shares – 37,264,215 and 37,277,808 at September 30, 2010 and December 31, 2009, respectively	3,726	3,728
Additional paid-in capital	46,058,825	45,601,325
Accumulated other comprehensive (loss) income	(2,777,467)	40,507
Retained earnings	4,134,066	660,456

Total stockholders’ equity	$47,419,150	$46,306,016

Total liabilities and stockholders’ equity	$115,745,835	$96,260,678

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Service revenue	$68,452,843	$51,669,235	$190,862,040	$145,374,471
Reimbursement revenue	7,891,037	5,588,148	23,391,018	16,528,476

Total revenue	76,343,880	57,257,383	214,253,058	161,902,947

Direct costs	48,764,108	37,112,160	137,410,803	105,199,316
Reimbursable out-of-pocket costs	7,891,037	5,588,148	23,391,018	16,528,476
Selling, general, and administrative expenses	13,926,625	11,279,779	39,597,805	32,370,791
Depreciation and amortization	1,076,869	884,177	3,278,637	2,554,806

Income from operations	4,685,241	2,393,119	10,574,795	5,249,558

Interest expense	(168,748)	(170,179)	(602,935)	(473,945)
Interest income	5,727	49,883	6,728	145,172
Other expense, net	(120,997)	(116,623)	(168,760)	(283,725)

Income before provision for income taxes	4,401,223	2,156,200	9,809,828	4,637,060
Provision for income taxes	2,383,609	1,162,167	6,336,218	2,654,298

Net income	$2,017,614	$994,033	$3,473,610	$1,982,762

Net income per common share:
Basic	$0.05	$0.03	$0.09	$0.05
Diluted	$0.05	$0.03	$0.09	$0.05

Weighted average number of common shares outstanding:
Basic	37,221,109	37,231,635	37,254,628	36,910,087
Diluted	38,645,276	38,141,116	38,445,792	37,955,539
Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Net income	$3,473,610	$1,982,762
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,278,637	2,554,806
Stock-based compensation	411,489	453,630
Deferred tax benefit	(44,584)	(317,115)
Changes in operating assets and liabilities:
Accounts receivable	(13,900,192)	(7,298,979)
Prepaid expenses and other assets	(1,722,759)	383,865
Accounts payable	719,851	(582,190)
Accrued expenses and other liabilities	(1,206,611)	1,849,424
Customer deposits	3,107,471	(2,559,107)
Deferred revenue	4,160,977	1,761,991

Net cash used in operating activities	(1,722,111)	(1,770,913)

Investing activities
Change in restricted cash	(3,329,708)	2,558,927
Business combinations, net of cash acquired	—	(3,092,758)
Purchase of property and equipment	(2,106,013)	(1,574,894)

Net cash used in investing activities	(5,435,721)	(2,108,725)

Financing activities
Net borrowings on line of credit	11,301,037	4,503,517
Principal payments on capital lease obligations	(286,837)	(584,101)
Payments on deferred equity financing costs	(320,512)	—
Proceeds from exercise of options	6,559	254

Net cash provided by financing activities	10,700,247	3,919,670

Effect of exchange rates on cash and cash equivalents	(296,055)	(412,025)

Net change in cash and cash equivalents	3,246,360	(371,993)
Cash and cash equivalents, beginning of period	3,468,104	6,565,003

Cash and cash equivalents, end of period	$6,714,464	$6,193,010

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$578,686	$757,670

Income taxes	$6,804,501	$4,531,026

Supplemental disclosures of noncash financing activities
Issuance of shares in connection with business combinations	$—	$918,583

Please see accompanying notes.

ReSearch Pharmaceutical Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2010, the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated balance sheet at December 31, 2009 has been derived from audited financial statements not included in this report.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company performs periodic evaluations of the financial institutions in which its cash is invested. The majority of the Company’s revenues and accounts receivable are derived from pharmaceutical companies located in the United States. The Company’s three largest customers accounted for approximately 18%, 16% and 14% of service revenue during the nine months ended September 30, 2010, respectively. The Company’s two largest customers during the nine months ended September 30, 2009 accounted for approximately 17% and 12% of service revenue, respectively. The Company’s three largest customers accounted for approximately 21%, 15% and 12% of service revenue during the three months ended September 30, 2010, respectively. The Company’s two largest customers during the three months ended September 30, 2009 accounted for approximately 16% and 10% of service revenue, respectively.
The Company’s largest customer accounted for approximately 15% of the accounts receivable balance at September 30, 2010 and approximately 4% of the accounts receivable balance at December 31, 2009. The Company’s second largest customer accounted for approximately 12% of the accounts receivable balance at September 30, 2010 and approximately 16% of the accounts receivable balance at December 31, 2009. The Company’s third largest customer accounted for approximately 15% of the accounts receivable balance at September 30, 2010 and approximately 17% of the accounts receivable balance at December 31, 2009. No other customers represented more than 10% of net service revenue or accounts receivable during those periods or at those times. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.
Revenue and Cost Recognition
The majority of the Company’s service revenue is derived from fee-for-service contracts, some of which are fixed-price contracts. Revenues and the related costs of fee-for-service contracts are recognized in the period in which services are performed. Fixed-price contract revenue is calculated on a proportional performance basis based on the ratio that costs incurred to date bear on the estimated total costs at completion. The Company also recognizes revenue under units-based contracts by multiplying units completed by the applicable contract per-unit price. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract estimates are reported in the periods in which the facts that require the revisions become known. When the revised estimate indicates a loss, such loss is recorded in the financial statements for that period. No such losses were recognized in the nine months ended September 30, 2010 or 2009. Deferred revenue represents amounts billed to customers in excess of revenue recognized.
Financial Accounting Standards Board (“FASB”) guidance requires reimbursable out-of-pocket expenses to be classified as revenue in the statements of income. Reimbursements for out-of-pocket expenses, included in total revenue in the Company’s consolidated statements of income, were $7,891,037 and $5,588,148 for the three months ended September 30, 2010 and 2009, respectively, and $23,391,018 and $16,528,476 for the nine months ended September 30, 2010 and 2009, respectively.
The Company excludes investigator fees from its out-of-pocket expenses because these fees are funded from the customer’s restricted cash and are recorded on a “pass-through basis” without risk or reward to the Company. Investigator fees paid on behalf of clients were approximately $6,099,000 and $1,157,000 for the three months ended September 30, 2010 and 2009, respectively, and $10,095,000 and $2,412,000 for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes
The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.
The effective tax rate for the three and nine months ended September 30, 2010 and 2009 was greater than the federal statutory rate, as the Company did not record a tax benefit for net operating losses generated in certain of its foreign subsidiaries as it may not realize the tax benefit of these net operating losses.
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
Stock-Based Compensation
The per-share weighted average fair value of the options granted during the three months ended September 30, 2010 and 2009 was estimated at $1.03 and $0.88, respectively, while the per-share weighted average fair value of the options granted during the nine months ended September 30, 2010 and 2009 was estimated at $1.22 and $0.87, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon the Company’s history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	51%	50%	50%	50%
Risk-free interest rate	1.54%	2.73%	1.98%	2.19%
Expected life	6 years	6 years	6 years	6 years
Prior to August 30, 2007, the Company’s common stock was not publicly traded, and the expected volatility was calculated for each date of grant based on an alternative method (defined as the “calculated value”). Subsequent to August 30, 2007, as a public company on the AIM, the Company continued to utilize the calculated value for expected volatility as a sufficient level of history was not available as a publicly traded company. In September and October 2009, the Company delisted its common stock and warrants from AIM, respectively, and its common stock and warrants are no longer publicly traded. As such, the Company will continue to use the calculated value to estimate fair value. The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities’ share prices in determining its estimated expected volatility. The Company used the average volatility of these guideline companies over a six-year period, consistent with the expected term calculated pursuant to FASB guidance. From August 30, 2007 through the September 2009 AIM delisting date, the Company utilized the quoted stock price on the AIM as a determinant of fair value of the Company’s common stock. Subsequent to the AIM delisting date, the Company estimates the fair value of its common stock using the market and income valuation approaches, with the assistance of a valuation consultant. Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was approximately $118,000 and $145,000, respectively, and approximately $411,000 and $454,000 for the nine months ended September 30, 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income. The Company recognizes the compensation expense of such stock-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of September 30, 2010 was $325,000, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.3 years.

Segment Information
Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
The Company’s foreign operations accounted for approximately 16% of service revenue during each of the nine months ended September 30, 2010 and 2009. In addition, approximately 29% and 35% of the Company’s consolidated tangible assets were located in foreign locations at September 30, 2010 and December 31, 2009, respectively.

	Americas	Europe	Asia-Pacific	Total
Service revenue from customers (1)
Nine months ended September 30, 2010	$172,522,887	$15,928,326	$2,410,827	$190,862,040
Nine months ended September 30, 2009	130,062,273	14,820,553	491,645	145,374,471
Three months ended September 30, 2010	61,655,413	5,675,685	1,121,745	68,452,843
Three months ended September 30, 2009	45,948,064	5,229,526	491,645	51,669,235
Long-lived assets (2)
As of September 30, 2010	3,964,540	1,504,659	605,400	6,074,599
As of December 31, 2009	4,228,432	1,982,932	193,383	6,404,747

(1)	Service revenue is attributable to geographic locations based on the physical location where the services are performed.

(2)	Long-lived assets represent the net book value of property and equipment and intangible assets.
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
The following table is a reconciliation of the numerator and denominator of the computation of basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$2,017,614	$994,033	$3,473,610	$1,982,762

Weighted average common shares outstanding — basic	37,221,109	37,231,635	37,254,628	36,910,087
Dilutive effect of stock options and warrants	1,424,167	909,481	1,191,164	1,045,452

Weighted average common shares outstanding — diluted	38,645,276	38,141,116	38,445,792	37,955,539

Options to purchase 870,344 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2010, because their effect would have been anti-dilutive. 40,000 shares of restricted stock were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2010, because the restricted shares have not vested. Warrants outstanding to purchase a total of 1.4 million shares of the Company’s common stock, along with options to purchase 997,349 shares of the Company’s common stock, were excluded from the computation of diluted weighted average shares outstanding for the nine months ended September 30, 2009 because their effect would have been anti-dilutive. Outstanding stock options could potentially dilute earnings per share in the future. All of the Company’s outstanding unexercised warrants and 186,667 of the Company’s unexercised options expired on April 28 and April 27, 2010, respectively.
Comprehensive Income
The Company’s comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income as reported	$2,017,614	$994,033	$3,473,610	$1,982,762
Other comprehensive income (loss):
Foreign currency translation adjustment	1,387,114	217,565	(2,817,974)	(166,610)

Comprehensive income	$3,404,728	$1,211,598	$655,636	$1,816,152

Reclassification
Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current quarter’s presentation.
3. Acquisitions
2009 Acquisition
Paramax International Inc. (“Paramax”)
On July 7, 2009, RPS acquired the outstanding shares of Paramax for consideration of $1.0 million in cash and 530,973 shares of common stock (the “Paramax Shares”) issued to Paramax’s sole shareholder (the “Paramax Acquisition”). Paramax, which is active in the same fields as RPS, provides the Company with opportunities in the Asia-Pacific market and complements its current operations in the Americas and Europe. In addition, the Paramax Acquisition provides RPS with greater scale to meet the growing needs of its customers in the market for globally integrated clinical research services. The Paramax Shares were valued by management utilizing the assistance of a valuation specialist at $1.73 per share, which resulted in total acquisition consideration of approximately $1.9 million. The shareholder of Paramax has entered into a share escrow agreement whereby all of the Paramax Shares are held in escrow and were, or will be, released in equal portions on October 7, 2009, July 7, 2010 and January 31, 2011, subject to there being no indemnity claims outstanding (as defined within the acquisition agreement). As of September 30, 2010 there were no indemnity claims outstanding. In addition, the shareholder of Paramax has agreed to a lock-up on all Paramax Shares to expire 24 months following consummation of the Paramax Acquisition. Paramax, founded in 2007, is located in Beijing, China. Paramax operates throughout China and the Asia-Pacific market, providing clinical research services to the bio-pharmaceutical industry.

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Paramax have been included in the Company’s consolidated financial statements commencing July 7, 2009. The allocation of the purchase price is outlined below:

Purchase Price:
Cash paid	$1,000,000
Value of RPS Shares	918,583

Total purchase price	$1,918,583

Allocation of Purchase Price:

Cash	$163,692
Accounts receivable	87,367
Fixed assets	31,780
Other assets	9,130
Goodwill	1,504,355
Customer lists	18,000
Non compete agreements	117,000
Current liabilities	(12,741)

$1,918,583

The unaudited pro forma information below presents combined results of operations as if the Paramax Acquisition had occurred as of January 1, 2009 instead of in July 2009. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the Paramax Acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

Nine Months Ended
September 30, 2009
(unaudited)
Service revenue	$145,899,447

Reimbursement revenue	16,528,476

Total revenue	162,427,923

Net income	$1,835,222

Net income per common share:
Basic	$0.05
Diluted	$0.05

Weighted average number of common shares outstanding:
Basic	37,277,684
Diluted	38,323,136
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

4. Intangible Assets
The following table summarizes the changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2010:

Balance as of December 31, 2009	$16,742,614
Exchange rate fluctuations	(940,786)

Balance as of September 30, 2010	$15,801,828

The following tables summarize intangible assets and their amortization as of:

		September 30, 2010
Intangible assets subject to amortization:	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,222,149	$(2,472,338)	$749,811
Brand name	1,332,480	(1,146,179)	186,301
Non-compete agreements	1,508,116	(674,924)	833,192

Total	$6,062,745	$(4,293,441)	$1,769,304

		December 31, 2009
Intangible assets subject to amortization:	Gross	Accumulated Amortization	Net
Customer contracts and lists	$3,291,114	$(2,242,057)	$1,049,057
Brand name	1,403,059	(696,360)	706,699
Non-compete agreements	1,569,459	(532,734)	1,036,725

Total	$6,263,632	$(3,471,151)	$2,792,481

The estimated amortization expense for the three months ending December 31, 2010 and the four years ending December 31, 2014 is as follows:

Three Months Ending	Year ended December 31,
December 31, 2010	2011	2012	2013	2014
$270,000	$465,000	$445,000	$420,000	$170,000
5. Property and Equipment
Property and equipment consist of the following:

		September 30,	December 31,
	Useful life	2010	2009
Computers, software and other equipment	2 to 3 years	$4,877,470	$5,052,139
Automobiles	1 to 3 years	1,619,928	1,615,000
Leasehold improvements	7 years	975,100	379,645
Software	2 to 3 years	1,791,761	498,683
Furniture and fixtures	5 years	3,007,967	2,980,807

		12,272,226	10,526,274
Less accumulated depreciation		(6,197,627)	(4,121,527)

		$6,074,599	$6,404,747

Automobiles, computers, software and other equipment include assets acquired under capital lease obligations (Note 10). Depreciation expense was approximately $807,000 and $556,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2,386,000 and $1,606,000 for the nine months ended September 30, 2010 and 2009, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
Accrued compensation	$5,230,268	$5,824,601
Accrued professional fees	1,922,079	1,953,424
Volume rebate accrual	1,329,422	1,507,603
Accrued taxes	1,312,236	1,975,566
Other	3,354,932	3,290,333

	$13,148,937	$14,551,527

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
In July 2009, the Credit Agreement was amended (the “Amended Credit Agreement”) to extend the termination date to October 31, 2012. The Amended Credit Agreement also provides for $30,000,000 of available borrowings, and is subject to certain borrowing base restrictions. Borrowings under the Amended Credit Agreement require interest at the Federal Funds open rate, as defined, plus 2% (4.75% at September 30, 2010). The Amended Credit Agreement remains secured by all corporate assets and continues the financial and nonfinancial covenants including restrictions on the payment of dividends, restrictions on acquisitions and restrictions on the repurchase, redemption, or retirement of outstanding equity present under the Credit Agreement. At September 30, 2010 there were $20.9 million in outstanding borrowings under this line of credit.
In addition to the Company’s line of credit for its U.S. based operation, the Company maintains various local lines of credit for its operations based around the world. At September 30, 2010, there were no outstanding borrowings under these lines of credit.
8. Stockholders’ Equity
The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value, and 150,000,000 shares of common stock, $0.0001 par value. Of the shares authorized, 6,792,271 shares of common stock have been reserved for issuance pursuant to the Company’s 2007 equity incentive plan (Note 9).

The Company’s stockholders have been granted certain rights to register their shares under the securities laws of the United States pursuant to three separate registration rights agreements. The Registration Rights Agreement (as defined below) pertains to those stockholders that held shares in RPS prior to the merger with Cross Shore. The Investor Rights Agreement (as defined below) pertains to those stockholders that acquired shares and warrants in Cross Shore’s initial public offering in April of 2006. The Founders’ Shares Agreement (as defined below) pertains to those stockholders that acquired shares prior to Cross Shore’s initial public offering in April 2006.
Under the Investor Rights Agreement dated April 24, 2006 (the “Investor Rights Agreement”), the Company is required to file a shelf registration statement on Form S-3 within 90 days after becoming eligible to do so. In addition, the holders of the Company’s stock are entitled to no more than three demand registrations (covering in each case a minimum of 15% of the shares then outstanding) and piggyback registration rights. If the Company files a shelf registration for resale of shares, demand and piggyback registration rights will be suspended except for underwritten offerings. Registration rights are generally available only for stock that is subject to restrictions on transfer under the U.S. securities laws.
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
The Company adopted the 2007 Stock Incentive Plan (the “2007 Incentive Plan”) on August 30, 2007 and terminated the 2002 Plan. The 2007 Incentive Plan permits awards of options and restricted stock. At September 30, 2010, the total number of shares reserved under the 2007 Incentive Plan was 6,792,271 shares. On an annual basis, this amount is automatically increased to an amount equal to 15% of the number of shares outstanding (calculated on a fully diluted basis). Stock options issued under the 2007 Incentive Plan generally vest over a three-year period. The exercise period is determined by the Board of Directors or a committee thereof, but may not exceed 10 years from the date of grant.
The following table summarizes activity under the 2002 Plan and the 2007 Incentive Plan:

	Options	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price
Balance, December 31, 2009	3,781,977	2,915,412	$2.06

Granted	(209,081)	209,081	2.50
Exercised	—	(8,707)	0.75
Forfeited/cancelled	78,415	(78,415)	1.27

Balance, September 30, 2010	3,651,311	3,037,371	2.11

The weighted average grant date fair value of options granted was $1.03 and $1.22 during the three and nine months ended September 30, 2010, respectively.
At September 30, 2010, 2,754,786 options were exercisable at a weighted average exercise price of $2.06 per share. The weighted average remaining contractual life of the fully vested options at September 30, 2010 was 5.4 years. The aggregate intrinsic value of options outstanding and fully vested at September 30, 2010 was $2.6 million.
The Company issued 40,000 shares of restricted common stock to an executive of the Company during the three months ended September 30, 2010. The estimated fair value of these shares of $84,800 will be recognized as stock-based compensation over the vesting period of three years.

10. Commitments and Contingencies
The Company occupies its corporate headquarters and other offices and uses certain equipment under various operating leases. The Company’s current lease for its corporate headquarters expires in June 2017. Rent expense under such lease arrangements was approximately $1,092,000 and $860,000 during the three months ended September 30, 2010 and 2009, respectively, and was approximately $3,054,000 and $2,384,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company is the lessee of approximately $1,620,000 of automobiles and equipment under capital leases expiring through 2012. The equipment is recorded at the present value of minimum lease payments and is amortized over its estimated useful life. Amortization of the assets under capital lease agreements of approximately $110,000 and $125,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $340,000 and $414,000 for the nine months ended September 30, 2010 and 2009, respectively, and is included in depreciation expense.
Future minimum lease payments subsequent to September 30, 2010 under capital and non-cancelable operating leases are as follows:

	Capital	Operating
	Leases	Leases
2010	$273,263	$967,726
2011	255,602	3,353,215
2012	4,590	3,235,333
2013	—	2,708,045
2014	—	2,116,307
Thereafter	—	2,836,814

Total minimum lease payments	$533,455	$15,217,440
Less amount representing interest	16,027

Present value of net minimum lease payments	$517,428

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
Introduction
Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition and results of operations. This discussion is organized as follows:
•	Overview. This section provides a general description of our business, the components of our operating results and anticipated trends that we expect to affect our financial condition and results of operations.

•	Critical Accounting Policies. This section discusses accounting policies that we consider to be important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2010 and 2009, as well as a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Our backlog consists of anticipated service revenue from executed contracts that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future service revenue, excluding revenues that have been recognized previously, and have been adjusted for foreign currency fluctuations. Once contracted work begins, service revenue is recognized over the life of the contract. Because most of our contracts are renewed at the end of a calendar year for a renewal period beginning as of January 1 of the following year, the amount of our backlog tends to be at its highest as of December 31 of each year and then is reduced over the course of the year. For example, our backlog was $231.6 million as of December 31, 2009 and decreased to $169.1 million as of September 30, 2010.

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
We have adopted Financial Accounting Standards Board, or FASB, guidance related to accounting for uncertainty in income taxes. This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.
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
Stock-Based Compensation
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

We estimated the weighted-average fair value of the options granted during the three months ended September 30, 2010 and 2009 to be $1.03 and $0.88 per share, respectively, and to be $1.22 and $0.87 per share for the nine months ended September 30, 2010 and 2009, respectively, using the Black-Scholes option-pricing model with the following assumptions, which are based upon our history or industry comparative information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	51%	50%	50%	50%
Risk-free interest rate	1.54%	2.73%	1.98%	2.19%
Expected life	6 years	6 years	6 years	6 years
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
For the three months ended September 30, 2010 and 2009, stock-based compensation expense amounted to approximately $118,000 and $145,000, respectively, and for the nine months ended September 30, 2010 and 2009, stock-based compensation expense amounted to approximately $411,000 and $454,000, respectively. We recognize the compensation expense of such stock-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of September 30, 2010 was $325,000, net of estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of 2.3 years.
The Company issued 40,000 shares of restricted common stock to an executive of the Company during the three months ended September 30, 2010. The estimated fair value of these shares of $84,800 will be recognized as stock-based compensation over the vesting period of three years.
Valuation of Long-Lived Assets
Intangible assets consist primarily of non-compete agreements, customer contracts and lists, brand names and goodwill. The majority of the intangible asset balances consist of intangible assets acquired from our European acquisitions in 2008 and the Paramax acquisition in 2009. We amortize finite-lived intangible assets on a straightline basis over the following periods: Customer lists—three to five years, brand names—two years, and noncompete agreements—three to nine years. Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. If we determine that the carrying value of definite lived long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value. Goodwill is tested for impairment on an annual basis as of October 1 of each year and more frequently if an event occurs or circumstances change that would more likely than not reduce our fair value below the carrying value. If our fair value is less than the carrying value, goodwill may be impaired, in which case we write it down to the estimated fair market value, if necessary.

Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenues. Service revenue increased by $16.8 million, or 32.5%, to $68.5 million for the three months ended September 30, 2010 from $51.7 million for the three months ended September 30, 2009 as we generated additional business from existing and new clients. The majority of the increase is related to the continued build from existing contracts with several biopharmaceutical companies that use our integrated programs. Service revenue from integrated programs for the three months ended September 30, 2010 grew 34.1% over the comparable prior period, and accounted for 65.4% of our total service revenue and 67.7% of our revenue growth for the three months ended September 30, 2010 over the prior year period. The remaining 32.3% of our revenue growth for the three months ended September 30, 2010 over the prior year period was the result of new project awards and growth in our hybrid and traditional project-based offerings from our clients worldwide.
Reimbursement revenue and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenue and reimbursable out-of-pocket costs increased by $2.3 million, or 41.2%, to $7.9 million during the three months ended September 30, 2010 from $5.6 million during the three months ended September 30, 2009. The increase is due primarily to an increase in the activity of programs for which we provide our various services.
Direct Costs. Direct costs increased by $11.7 million, or 31.4%, to $48.8 million for the three months ended September 30, 2010 as compared to $37.1 million for the three months ended September 30, 2009. As a percentage of service revenue, direct costs decreased to 71.2% from 71.8% between periods. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue was the result of increased labor efficiencies that we have continued to implement.
Selling, general and administrative expenses. SG&A increased by $2.6 million, or 23.5%, to $13.9 million for the three months ended September 30, 2010, from $11.3 million for the three months ended September 30, 2009. As a percentage of service revenue, however, SG&A decreased to 20.3% from 21.8% between periods as we leveraged our fixed costs against increasing revenues. The overall increase in SG&A was primarily the result of an increase in the number of corporate personnel and other costs to support our expanded operations. Employee-related costs, including salaries for new and existing employees, health benefits and payroll taxes, increased to $8.5 million for the three months ended September 30, 2010 as compared to $6.3 million for the three months ended September 30, 2009. We also incurred an increase in rent and travel expense to $1.8 million for the three months ended September 30, 2010 as compared to $1.3 million for the three months ended September 30, 2009, as a result of our expanded global operations.
Depreciation and amortization expense. Depreciation and amortization expense increased by $193,000, or 21.8%, to $1.1 million for the three months ended September 30, 2010, as compared to $884,000 for the three months ended September 30, 2009. The increase was due primarily to an increase in our depreciable asset base.
Income from operations. As a result of the revenue and expense increases described above and our continued leverage of our fixed costs across our larger revenue base, our income from operations increased by $2.3 million, or 95.8%, to $4.7 million for the three months ended September 30, 2010 as compared to $2.4 million for the three months ended September 30, 2009.

Interest expense. Interest expense was $169,000 for the three months ended September 30, 2010, as compared to $170,000 for the three months ended September 30, 2009. Interest expense was primarily due to our interest payments on our line of credit.
Interest income. Interest income from our interest-bearing cash balances decreased by $44,000, or 89%, to $6,000 for the three months ended September 30, 2010, as compared to interest income of $50,000 during the three months ended September 30, 2009. The decrease in interest income during the three months ended September 30, 2010 was due primarily to an overall decrease in the level of investable cash on hand throughout the period.
Other expense. We recorded other expense of $121,000 during the three months ended September 30, 2010 primarily as a result of unfavorable foreign currency fluctuations impacting our Latin American operations, as compared to other expense of $117,000 from such currency fluctuations during the three months ended September 30, 2009.
Provision for income taxes. The provision for income taxes for the three months ended September 30, 2010 increased by $1.2 million, to $2.4 million, as compared to a provision of $1.2 million for the three months ended September 30, 2009. The increase in the provision was due to an increase in taxable income in the United States during the period. Our effective tax rate is significant as we are not recording a tax benefit for certain net operating losses generated in our foreign subsidiaries, as we may not realize the tax benefit of those operating losses.
Net income. As a result of the factors discussed above, we reported net income of $2.0 million, or $0.05 per basic and diluted share, for the three months ended September 30, 2010, as compared to net income of $994,000, or $0.03 per basic and diluted share, for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenues. Service revenue increased by $45.5 million, or 31.3%, to $190.9 million for the nine months ended September 30, 2010 from $145.4 million for the nine months ended September 30, 2009 as we generated additional business from existing and new clients. The majority of the increase is related to the continued build from existing contracts with several biopharmaceutical companies that use our integrated programs. Service revenue from integrated programs for the nine months ended September 30, 2010 grew 36.5% over the comparable prior period, and accounted for 65.1% of our total service revenue and 73.0% of our revenue growth for the nine months ended September 30, 2010 over the prior year period. The remaining 27.0% of our revenue growth for the nine months ended September 30, 2010 over the prior year period was the result of new project awards and growth in our hybrid and traditional project-based offerings from our clients worldwide.
Reimbursement revenue and offsetting reimbursable out-of-pocket costs fluctuate from period to period due primarily to the level of pass-through expenses in a particular period. Reimbursement revenue and reimbursable out-of-pocket costs increased by $6.9 million, or 41.5%, to $23.4 million during the nine months ended September 30, 2010 from $16.5 million during the nine months ended September 30, 2009. The increase is due primarily to an increase in the activity of programs for which we provide our various services.
Direct Costs. Direct costs increased by $32.2 million, or 30.6%, to $137.4 million for the nine months ended September 30, 2010 as compared to $105.2 million for the nine months ended September 30, 2009. As a percentage of service revenue, direct costs decreased to 72.0% from 72.4% between periods. Although the increase in direct costs is directly correlated with the increase in revenues as described above, the improvement in direct costs as a percentage of service revenue was the result of increased labor efficiencies that we have continued to implement.

Selling, general and administrative expenses. SG&A increased by $7.2 million, or 22.3%, to $39.6 million for the nine months ended September 30, 2010, from $32.4 million for the nine months ended September 30, 2009. As a percentage of service revenue, however, SG&A decreased from 20.7% to 22.3% between periods as we leveraged our fixed costs against increasing revenues. The overall increase in SG&A was primarily the result of an increase in the number of corporate personnel and other costs to support our expanded operations and investments in infrastructure related to our acquisitions in Europe in 2008 and our acquisition of Paramax in 2009. Employee-related costs, including salaries for new and existing employees, health benefits and payroll taxes, increased to $24.1 million for the nine months ended September 30, 2010 as compared to $18.6 million for the nine months ended September 30, 2009. We also incurred an increase in professional fees and office expenses to $3.6 million for the nine months ended September 30, 2010 as compared to $2.7 million for the nine months ended September 30, 2009, and an increase in rent and travel expense to $4.9 million for the nine months ended September 30, 2010 as compared to $4.0 million for the nine months ended September 30, 2009, as a result of our expanded global operations.
Depreciation and amortization expense. Depreciation and amortization expense increased by $724,000, or 28.3%, to $3.3 million for the nine months ended September 30, 2010, as compared to $2.6 million for the nine months ended September 30, 2009. The increase was due primarily to an increase in our depreciable asset base and the amortization of intangible assets related to the Paramax acquisition.
Income from operations. As a result of the revenue and expense changes described above and our continued leverage of fixed costs across our larger revenue base, our income from operations increased by $5.3 million, or 101.4%, to $10.6 million for the nine months ended September 30, 2010 as compared to $5.3 million for the nine months ended September 30, 2009.
Interest expense. Interest expense increased by $129,000, or 27.2%, to $603,000 for the nine months ended September 30, 2010, as compared to $474,000 for the nine months ended September 30, 2009. The increase was due primarily to an increase in borrowings on our line of credit.
Interest income. Interest income from our interest-bearing cash balances decreased by $138,000, or 95.4%, to $7,000 for the nine months ended September 30, 2010, as compared to interest income of $145,000 during the nine months ended September 30, 2009. The decrease in interest income for the nine months ended September 30, 2010 was due primarily to an overall decrease in the level of investable cash on hand throughout the period.
Other expense. We recorded other expense of $169,000 during the nine months ended September 30, 2010 as a result of unfavorable foreign currency fluctuations impacting our Latin American operations, as compared to other expense of $284,000 from such currency fluctuations during the nine months ended September 30, 2009.
Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2010 increased by $3.7 million, to $6.3 million, as compared to a provision of $2.7 million for the nine months ended September 30, 2009. The increase in the provision was due to an increase in taxable income in the United States during the period, as well as an increase in our overall effective tax rate. Our effective tax rate increased as we are not recording a tax benefit for certain net operating losses generated in our foreign subsidiaries, as we may not realize the tax benefit of those operating losses.
Net income. As a result of the factors discussed above, we reported net income of $3.5 million, or $0.09 per basic and diluted share, for the nine months ended September 30, 2010, as compared to net income of $2.0 million, or $0.05 per basic and diluted share, for the nine months ended September 30, 2009.

Liquidity and Capital Resources
Cash Flows
Operating Activities
During the nine months ended September 30, 2010 and 2009, we used cash of $1.7 million and $1.8 million, respectively, in our operating activities. We generated net income of $3.5 million and net income of $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. Increases in our accounts receivable resulted in net cash outflows of $13.9 million and $7.3 million during the nine months ended September 30, 2010 and 2009, respectively. In addition, changes in our prepaid expenses, accrued expenses, other liabilities, accounts payable, customer deposits and deferred revenue resulted in aggregate net cash inflows of $5.1 million and $854,000 during the nine months ended September 30, 2010 and 2009, respectively. The net income for the periods also includes non-cash charges for depreciation, amortization, stock-based compensation and deferred tax provisions totaling $3.6 million and $2.7 million during the nine months ended September 30, 2010 and 2009, respectively.
Investing Activities
During the nine months ended September 30, 2010 we used cash of $5.4 million in our investing activities, consisting of $2.1 million used for the purchase of equipment, along with a change of $3.3 million in our restricted cash balances. During the nine months ended September 30, 2009, we used cash of $2.1 million in our investing activities, consisting of $3.1 million used in connection with the European acquisitions and $1.6 million used for the purchase of equipment, offset by an increase of $2.6 million in our restricted cash balances.
Financing Activities
During the nine months ended September 30, 2010 and 2009, we generated cash of $10.7 million and $3.9 million, respectively, from our financing activities. During these periods, we had net borrowings of $11.3 million and $4.5 million, respectively, under our line of credit, and we made principal payments on our capital lease obligations of $287,000 and $584,000, respectively, and we paid $321,000 in payments on deferred equity financing costs during the nine months ended September 30, 2010 in connection with the contemplated public offering of our common stock.
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
We maintain a working capital line of credit with a bank, with a maximum potential borrowing capacity of $30.0 million, depending on our borrowing base of eligible accounts receivable. At September 30, 2010 we had $20.9 million in outstanding borrowings under this facility and $8.5 million in available borrowings under this facility. Interest on outstanding borrowings under our facility accrues at an annual rate equal to the Federal Funds open rate plus 2%, which was 4.75% at September 30, 2010. Our credit facility contains various financial and other covenants, including a prohibition on paying dividends or distributions other than dividends or distributions payable in our stock. At September 30, 2010 we were in compliance with these covenants. Our credit facility is secured by all of our assets.

At September 30, 2010, we had available cash and cash equivalent balances of $6.7 million and working capital of $24.3 million, which we believe will provide sufficient liquidity for at least the next twelve months.
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
Foreign currency risks. Since we operate in countries other than the United States, we are exposed to various foreign currency risks. The majority of the services we provide to our clients result in revenues that are denominated in U.S. dollars. However, at times, a portion of the work is performed by one of our foreign subsidiaries under a contract specifying that costs are to be incurred in the local denomination of that subsidiary. When expenses are incurred in a denomination other than U.S. dollars, our net earnings can be affected by fluctuations in exchange rates. In addition, any fluctuation in the exchange rates of the net assets of our foreign subsidiaries denominated in local currencies would be reflected in translation gains or losses, which are accounted for in other comprehensive income in our statements of redeemable convertible preferred stock and stockholders’ equity. We do not believe that a change of 10% in the applicable foreign currency exchange rates as of and during the three and nine months ended September 30, 2009 and 2010 would have had a material impact on our financial position or results of operations as of those dates and during those periods.
Approximately 16% of our service revenue for the nine months ended September 30, 2010 was derived from our operations outside of the United States. We currently do not engage in derivative or hedging activities related to our potential foreign exchange exposures. However, as we contemplate future anticipated foreign currency working capital requirements, capital asset acquisitions of our foreign operations, and our continued international expansion, we will consider maintaining a portion of our cash and cash equivalents denominated in foreign currencies sufficient to satisfy these possible future requirements. We will also evaluate the need and cost of financial instruments to hedge currency exposures on an ongoing basis and may hedge against exchange rate exposure in the future.
Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents in a variety of investments, consisting primarily of bank deposits and money market funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio and the variable interest rate under our line of credit, and we do not believe that a 100 basis point change in interest rates would have had a material impact on our interest income or that a 100 basis point change in the variable interest rate on our line of credit would have had a material impact on our interest expense during the nine months ended September 30, 2010 or 2009.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer also concluded that no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our backlog, which represents anticipated service revenue from executed contracts that either have not started but are anticipated to begin in the near future, or are in process and have not been completed, can be affected by a number of factors, such as the size and duration of contracts, many of which are performed over several years, and changes in labor utilization over the course of a clinical trial. Also, the scope of a contract can change significantly during a project, which could cause our backlog to be adjusted. In addition, because most of our contracts are renewed at the end of a calendar year for a renewal period beginning as of January 1 of the following year, the amount of our backlog tends to be at its highest as of December 31 of each year and then is reduced over the course of the year. We cannot assure investors that we will fully realize our entire backlog, which was $169.1 million as of September 30, 2010, as service revenue in the future or at a rate consistent with historic levels.

A substantial percentage of our revenue is attributable to a relatively small number of clients. The loss of, or reduction in services provided to, these clients could significantly reduce our revenues and profitability.
For the nine months ended September 30, 2010, our five largest clients accounted for 60% of our service revenue and our 20 largest clients accounted for 86% of our service revenue. For the nine months ended September 30, 2010, our largest customer accounted for 18% of our service revenue, and for the year ended December 31, 2009, our largest customer accounted for 17% of our service revenue. The loss of one or more of our largest clients, or the reduction in scope of a single contract or several smaller contracts with our largest clients, could materially reduce our revenues, cash flow and profitability.
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
We have international operations in Canada, Latin America, Europe and the Asia-Pacific region, and we intend to develop our operations globally through organic growth and selective acquisitions based on client demand. Our current and future foreign operations are and will be subject to risks inherent in operating in foreign countries, including government regulations different from those we face domestically, currency restrictions and fluctuations, additional taxes and potential political and civil instability and unrest. Our ability to manage these issues could be affected by applicable U.S. laws and the need to protect our assets in those locations. Although we intend to take steps to mitigate these risks where possible, political, economic or social instability or other developments could make less developed countries less suitable for our expansion plans and may hurt our ability to operate in and contract with persons in such countries. Further, our financial statements are denominated in U.S. dollars. As a result, factors associated with current and future international operations, including changes in foreign currency exchange rates, could significantly impair our results of operations or financial condition. For the year ended December 31, 2009 and the nine months ended September 30, 2010, we generated approximately 17% and 16%, respectively, of our service revenue from our foreign operations. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including foreign currency translation risk related to our revenue and expenses of foreign operations being generally denominated in local currencies, and foreign currency transaction risk related to our foreign contracts that may be denominated in a currency other than the currency in which we incur expenses related to such contracts. In addition, as a result of our acquisitions of three CROs in Europe and one CRO in China during 2008 and 2009, we have increased our number of paid personnel in foreign countries significantly, and fluctuations in foreign currency exchange rates could increase our employee compensation expenses in those foreign countries accordingly. In the future, we may seek to limit these risks through exchange rate fluctuation provisions in our contracts, or by hedging our transaction risk with foreign currency exchange contracts or options. Despite these efforts, we may still experience fluctuations in financial results from our operations outside the United States, and we cannot assure investors that we will be able to favorably reduce our currency transaction risk associated with our contracts.
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
At our 2008 Annual Meeting of Stockholders, our stockholders approved a proposal that gives our Board of Directors the authority to effect a reverse stock split at a ratio between one-for-two to one-for-four, with the exact ratio to be determined by our Board of Directors. We intend to effect a reverse stock split within this range at or prior to a public offering of our common stock for which we have filed a registration statement with the Securities and Exchange Commission. Our stock is not currently listed on any stock exchange or stock market, so the market price of the stock would not be affected by such a reverse stock split. However, the book value of our stock would be affected, and if the reverse stock split is implemented, the resulting per-share price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of these investors.
The reverse stock split may also result in some stockholders owning “odd lots” of less than 100 shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.
Further, the reverse stock split, if effected, will result in an increase in the number of our authorized but unissued shares. If a one-for-two reverse stock split is implemented, we will have at least 131,360,824 authorized but unissued shares, and will have even more unauthorized but unissued shares if the reverse stock split is implemented at a ratio of one-for-three or one-for-four. We may issue these shares without the approval of our stockholders, and any such issuance will have a dilutive effect on the ownership interests of our current stockholders or any stockholders that own our shares prior to effectiveness of the reverse stock split.

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

Date: November 5, 2010	ReSearch Pharmaceutical Services, Inc.
	By:	/s/ Steven Bell
Steven Bell
Executive Vice President of Finance, Chief Financial Officer, and Secretary

Exhibit No.		Description
31.1		Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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